Form 10-K
period 2022-07-02
TAPESTRY, INC.
filed 2022-08-18
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 31, 2021 (the last business day of the most recently completed second fiscal quarter) was approximately $10.6 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 5, 2022, the Registrant had 241,218,609 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III, Items 10 – 14

TAPESTRY, INC.

i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "continue," "project," "should," "expect," "confidence," "goals," "trends," "anticipate," "intend," "estimate," "on track," "future," "well positioned to," "plan," "potential," "position," "believe," "seek," "see," "will," "would," "target," similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include, but are not limited to: (i) the impact of the ongoing coronavirus ("Covid-19") global pandemic on our business and financial results, including impacts on our supply chain due to temporary closures of our manufacturing partners, price increases, temporary store closures, as well as production, shipping and fulfillment constraints; (ii) the impact of economic conditions; (iii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the impact of pending and potential future legal proceedings; and (xv) the risks associated with climate change and other corporate responsibility issues. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of July 2, 2022 ("fiscal 2022"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. Fiscal 2022 was a 52-week period, July 3, 2021 ("fiscal 2021") was a 53-week period, and June 27, 2020 ("fiscal 2020") was a 52-week period.
PART I
ITEM 1. BUSINESS
Founded in 1941, Coach, Inc., the predecessor to Tapestry, Inc. (the "Company"), was incorporated in the state of Maryland in 2000. During fiscal 2015, the Company acquired Stuart Weitzman Holdings LLC, a luxury women's footwear company. During fiscal 2018, the Company acquired Kate Spade & Company, a lifestyle accessories and ready-to-wear company. Later in fiscal 2018, the Company changed its name to Tapestry, Inc.
Tapestry, Inc. is a leading New York-based house of accessible luxury accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
OUR STRATEGY
In fiscal 2020, the Company announced and embarked on a strategic multi-year growth plan (the "Acceleration Program"). The guiding principle under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do.
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet.
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer. The Company achieved approximately $200 million and $300 million of annual gross run rate expense savings in fiscal 2021 and fiscal 2022, respectively.
The Company does not expect to incur expenses related to the Acceleration Program in the fiscal year ending July 1, 2023 ("fiscal 2023").
Covid-19 Impact
The outbreak of Covid-19 has continued to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. In response, the Company took strategic actions to reinforce its liquidity and financial flexibility, as well as to comply with local regulations to protect employees and customers. While the ongoing pandemic continues to present challenges, such as the supply chain related pressures facing the industry, increased freight costs, temporary closures and other additional necessary actions to protect our stakeholders, the Company has been adapting to the current environment by remaining flexible in the short-term while continuing to focus on its long-term strategy and multi-year growth agenda.
OUR BRANDS
The Company has three reportable segments:
•Coach includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors. This segment represented 73.6% of total net sales in fiscal 2022.
•Kate Spade includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third party distributors. This segment represented 21.6% of total net sales in fiscal 2022.
•Stuart Weitzman includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, sales to wholesale customers, through e-commerce sites and through independent third party distributors. This segment represented 4.8% of total net sales in fiscal 2022.

Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administrative and information systems expense.
Coach
Founded in 1941, Coach is a leading design house of accessible luxury accessories and lifestyle collections, with a long-standing reputation built on quality craftsmanship. Defined by a free-spirited, all-American attitude, the brand approaches design with a modern vision, reimagining luxury for today with an authenticity and innovation that is uniquely Coach. All over the world, the Coach name is synonymous with effortless New York style.
Stores — Coach operates freestanding retail stores, including flagships, and outlet stores as well as concession shop-in-shop locations. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.
Retail stores carry an assortment of products depending on their size, location and customer preferences. Coach operates a limited number of flagship stores that offer the fullest expression of the Coach brand and are located in tourist-heavy, densely populated cities globally. Coach outlet stores serve as an efficient means to sell manufactured-for-outlet product and discontinued retail inventory outside the retail channel. The outlet store design, visual presentations and customer service levels support and reinforce the brand's image. Through these outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.

The following table shows the number of Coach directly-operated locations and their total and average square footage:

	Coach
	North America	International	Total
Store Count
Fiscal 2022	343	602	945
Net change vs. prior year	(11)	17	6
% change vs. prior year	(3.1)%	2.9%	0.6%

Fiscal 2021	354	585	939
Net change vs. prior year	(21)	2	(19)
% change vs. prior year	(5.6)%	0.3%	(2.0)%

Fiscal 2020	375	583	958
Net change vs. prior year	(16)	(12)	(28)
% change vs. prior year	(4.1)%	(2.0)%	(2.8)%

Square Footage
Fiscal 2022	1,659,813	1,358,981	3,018,794
Net change vs. prior year	(34,903)	62,978	28,075
% change vs. prior year	(2.1)%	4.9%	0.9%

Fiscal 2021	1,694,716	1,296,003	2,990,719
Net change vs. prior year	(63,952)	10,674	(53,278)
% change vs. prior year	(3.6)%	0.8%	(1.8)%

Fiscal 2020	1,758,668	1,285,329	3,043,997
Net change vs. prior year	(43,742)	(19,289)	(63,031)
% change vs. prior year	(2.4)%	(1.5)%	(2.0)%

Average Square Footage
Fiscal 2022	4,839	2,257	3,194
Fiscal 2021	4,787	2,215	3,185
Fiscal 2020	4,690	2,205	3,177
In fiscal 2023, we expect minimal change in overall store count with a reduction in store count primarily in North America and Japan, partially offset by increases in store locations and square footage in Greater China.
Digital — We view our digital platforms as instruments to deliver Coach products to customers directly, with the benefit of added accessibility, so that consumers can purchase Coach products wherever they choose. For Coach, we have e-commerce sites in the U.S., Canada, Japan, mainland China, several throughout Europe, Australia and several throughout the rest of Asia. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.
Wholesale — We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation of proprietary Coach brand fixtures within the department store environment in select locations. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. The wholesale business for Coach comprised approximately 10% of total segment net sales for fiscal 2022. As of July 2, 2022, Coach's products are sold in over approximately 1,700 wholesale and distributor locations globally. Coach has developed relationships with a select group of distributors who sell Coach products through travel retail locations and in certain international countries where Coach does not have directly operated retail locations. As of July 2, 2022 and July 3, 2021, Coach did not have any customers who individually accounted for more than 10% of the segment's total net sales.

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
Stores — Kate Spade operates freestanding retail stores, including flagships, and outlet stores as well as concession shop-in-shops. These stores are located in regional shopping centers and metropolitan areas throughout the world as well as established outlet centers.
Kate Spade retail stores carry an assortment of products depending on their size, location and customer preferences. Kate Spade operates a limited number of flagship locations which offer the fullest expression of the Kate Spade brand and are located in key strategic markets including tourist-heavy, densely populated cities globally. Kate Spade outlet stores serve as an efficient means to sell manufactured-for-outlet product and discontinued retail inventory outside the retail channel. Through these outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.
The following table shows the number of Kate Spade directly-operated locations and their total and average square footage:

	Kate Spade
	North America	International	Total
Store Count
Fiscal 2022	207	191	398
Net change vs. prior year	(3)	(6)	(9)
% change vs. prior year	(1.4)%	(3.0)%	(2.2)%

Fiscal 2021	210	197	407
Net change vs. prior year	(3)	(10)	(13)
% change vs. prior year	(1.4)%	(4.8)%	(3.1)%

Fiscal 2020	213	207	420
Net change vs. prior year	—	13	13
% change vs. prior year	—%	6.7%	3.2%

Square Footage
Fiscal 2022	592,649	275,287	867,936
Net change vs. prior year	(4,537)	(6,692)	(11,229)
% change vs. prior year	(0.8)%	(2.4)%	(1.3)%

Fiscal 2021	597,186	281,979	879,165
Net change vs. prior year	(6,301)	(9,343)	(15,644)
% change vs. prior year	(1.0)%	(3.2)%	(1.7)%

Fiscal 2020	603,487	291,322	894,809
Net change vs. prior year	24,838	23,973	48,811
% change vs. prior year	4.3%	9.0%	5.8%

Average Square Footage
Fiscal 2022	2,863	1,441	2,181
Fiscal 2021	2,844	1,431	2,160
Fiscal 2020	2,833	1,407	2,130
We expect to modestly reduce our store count in North America and Japan in fiscal 2023 as the Company looks to drive increased profitability and shift our focus with greater emphasis on digital channels.

Digital — We view our digital platforms as instruments to deliver Kate Spade products to customers directly with the benefit of added accessibility as consumers can purchase Kate Spade products wherever they choose. For Kate Spade, we have e-commerce sites in the U.S., Canada, mainland China, Japan and several throughout Europe. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.
Wholesale — As of July 2, 2022, Kate Spade's products are sold in approximately 1,000 wholesale and distributor locations, primarily in the U.S, Canada and Europe. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. The wholesale business for Kate Spade comprised approximately 11% of total segment net sales for fiscal 2022. Kate Spade has developed relationships with a select group of distributors who sell Kate Spade products through travel retail locations and in certain international countries where Kate Spade does not have directly operated retail locations. As of July 2, 2022 and July 3, 2021, Kate Spade did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Stuart Weitzman
Founded in 1986, Stuart Weitzman is a leading accessories brand that is synonymous with strength in femininity. Defined by an energetic, bold and purpose-driven attitude, Stuart Weitzman is known for its unique approach to melding fashion, function and fit in every silhouette. The brand's focus on creating effortless shoes - each engineered to empower women with both confidence and comfort - has resonated around the world and continues to inspire women to conquer every day, one step at a time.
Stores — Stuart Weitzman products are primarily sold in retail and outlet stores. Retail stores carry an assortment of products depending on their size, location and customer preferences. Through outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.

The following table shows the number of Stuart Weitzman directly-operated locations and their total and average square footage:

	Stuart Weitzman
	North America	International	Total
Store Count
Fiscal 2022	39	61	100
Net change vs. prior year	(9)	5	(4)
% change vs. prior year	(18.8)%	8.9%	(3.8)%

Fiscal 2021(1)	48	56	104
Net change vs. prior year	(10)	(17)	(27)
% change vs. prior year	(17.2)%	(23.3)%	(20.6)%

Fiscal 2020	58	73	131
Net change vs. prior year	(13)	(3)	(16)
% change vs. prior year	(18.3)%	(3.9)%	(10.9)%

Square Footage
Fiscal 2022	74,836	84,070	158,906
Net change vs. prior year	(13,558)	3,620	(9,938)
% change vs. prior year	(15.3)%	4.5%	(5.9)%

Fiscal 2021(1)	88,394	80,450	168,844
Net change vs. prior year	(14,390)	(8,732)	(23,122)
% change vs. prior year	(14.0)%	(9.8)%	(12.0)%

Fiscal 2020	102,784	89,182	191,966
Net change vs. prior year	(22,552)	(1,118)	(23,670)
% change vs. prior year	(18.0)%	(1.2)%	(11.0)%

Average Square Footage
Fiscal 2022	1,919	1,378	1,589
Fiscal 2021(1)	1,842	1,437	1,624
Fiscal 2020	1,772	1,222	1,465

(1)     During fiscal 2021, we exited certain regions previously operated in to optimize our fleet under the Acceleration Program.
In fiscal 2023, we expect a modest increase in store count and square footage in mainland China and a slight reduction in store count and square footage in North America.
Digital — We view our digital platform as an instrument to deliver Stuart Weitzman products to customers directly with the benefit of added accessibility as consumers can purchase Stuart Weitzman brand products wherever they choose. For Stuart Weitzman, we have e-commerce sites in the U.S, Canada and mainland China. Additionally, we continue to leverage a third-party digital platform to sell our products to customers.
Wholesale — Stuart Weitzman products are primarily sold through approximately 900 wholesale and distributor locations globally, which include multi-brand boutiques. The wholesale business for Stuart Weitzman comprised approximately 34% of total segment net sales for fiscal 2022. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. Stuart Weitzman has developed relationships with a select group of distributors who sell Stuart Weitzman products through travel retail locations and in certain international countries where Stuart Weitzman does not have directly operated retail locations. As of July 2, 2022 and July 3, 2021, Stuart Weitzman did not have any customers who individually accounted for more than 10% of the segment's total net sales.

Refer to Note 17, "Segment Information," for further information about the Company's segments.
LICENSING
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Our key licensing relationships and their calendar year expirations as of July 2, 2022 are as follows:

Brand	Category	Partner	Calendar Year Expiration
Coach	Tech Accessories	Vinci	2023
Coach	Jewelry and Soft Accessories	Centric	2024
Coach	Watches	Movado	2025
Coach	Eyewear	Luxottica	2026
Coach	Fragrance	Interparfums	2026
Kate Spade	Tableware and Housewares	Lenox	2022
Kate Spade	Fashion Bedding	HTA	2023
Kate Spade	Tech Accessories	Vinci	2025
Kate Spade	Watches	Fossil	2025
Kate Spade	Sleepwear	Komar	2025
Kate Spade	Eyewear	Safilo	2026
Kate Spade	Stationery and Gift	Lifeguard Press	2026
Kate Spade	Fragrance	Interparfums	2030
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
PRODUCTS
The following table shows net sales for each of our product categories by segment:

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		June 27, 2020
	(millions)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Coach
Women's Handbags	$2,574.8	38%	$2,302.3	40%	$1,852.0	37%
Women's Accessories	942.5	14	776.7	14	645.4	13
Men's	904.8	14	769.3	13	688.0	14
Other Products	499.2	7	404.8	7	340.3	7
Total Coach	$4,921.3	73%	$4,253.1	74%	$3,525.7	71%
Kate Spade
Women's Handbags	$819.5	12%	$681.5	12%	$648.9	13%
Other Products	319.0	5	269.3	5	260.0	5
Women's Accessories	307.0	5	259.2	4	240.6	5
Total Kate Spade	$1,445.5	22%	$1,210.0	21%	$1,149.5	23%
Stuart Weitzman(1)	$317.7	5%	$283.2	5%	$286.2	6%
Total Net sales	$6,684.5	100%	$5,746.3	100%	$4,961.4	100%

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
Men’s — Men’s includes bag collections (including business cases, computer bags, messenger-style bags, backpacks and totes), small leather goods (including wallets, card cases, travel organizers and belts), footwear, watches, fragrances, sunglasses, novelty accessories and ready-to-wear items.
Other Products — These products primarily include women's footwear, eyewear (such as sunglasses), jewelry (including bracelets, necklaces, rings and earrings), women's fragrances, watches, certain women's seasonal lifestyle apparel collections, including outerwear, ready-to-wear and cold weather accessories, such as gloves, scarves and hats. In addition, Kate Spade brand kids footwear items, housewares and home accessories, such as fashion bedding and tableware, and stationery and gifts are included in this category.
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
We engage in several consumer communication initiatives globally, including direct marketing activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related activities in fiscal 2022 were $551.6 million, or approximately 8% of net sales, compared to $395.2 million in fiscal 2021, or approximately 7% of net sales.
Our wide range of marketing activities utilize a variety of media, including digital, social, print and out-of-home. Our respective brand websites serve as effective communication vehicles by providing an immersive brand experience, showcasing the fullest expression across all product categories.
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
Our raw material suppliers, independent manufacturers and licensing partners must achieve and maintain high quality standards, which are an integral part of our brands' identity. Before partnering with a new manufacturing vendor for finished goods, the Company evaluates each facility by conducting a quality and business practice standards review. In addition, for manufacturers of finished goods we request a social compliance report that was conducted within six months of the date of submission. Suppliers that fail to meet our standards are not approved until an acceptable report is provided. Periodic evaluations of existing, previously approved facilities are conducted on a recurring basis. We believe that our manufacturing partners are in material compliance with the Company’s integrity standards.
These independent manufacturers each or in aggregate support a broad mix of product types, materials and a seasonal influx of new, fashion-oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences.
We have longstanding relationships with purveyors of fine leathers and hardware. Although our products are manufactured by independent manufacturers, we maintain a strong level of oversight in the selection of the raw materials and compliance with quality control standards is monitored through on-site quality inspections at independent manufacturing facilities.
We maintain strong oversight of the supply chain process for each of our brands from design through manufacturing. We are able to do this by maintaining sourcing management offices in Vietnam, mainland China, the Philippines, Cambodia and Spain that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. We have and may continue to experience disruptions at third-party manufacturing facilities across certain geographies due to Covid-19. Refer to "Executive Overview" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
During fiscal 2022, manufacturers of Coach products were primarily located in Vietnam, Cambodia, the Philippines and Indonesia and no individual vendor provided 10% or more of the brand's total purchases. During fiscal 2022, Kate Spade products were manufactured primarily in Vietnam, Cambodia, Indonesia and China. Kate Spade had one vendor, located in Indonesia, who individually provided over 10% of the brand's total purchases (or approximately 11%). Stuart Weitzman products were primarily manufactured in Spain. During fiscal 2022, Stuart Weitzman had four vendors, all located in Spain, who individually provided over 10% of the brand's total units (or approximately 44% in the aggregate).
FULFILLMENT
The Company’s fulfillment network is designed to ship each brand's products from our manufacturers to fulfillment centers around the world for inspection, storage, order processing and delivery. These fulfillment centers are either directly operated by the Company or operated by independent third parties, and the Company leverages multi-brand fulfillment centers where appropriate. Our facilities use bar code scanning warehouse management systems, where our fulfillment center employees use handheld scanners to read product bar codes. This allows for accurate storage and order processing, and allows us to provide excellent service to our customers. Our products are primarily shipped to retail stores, wholesale customers and e-commerce customers.
Product fulfillment occurs at facilities throughout the world that are either company run or managed by third parties. In North America we maintain fulfillment centers in Jacksonville, Florida, and West Chester, Ohio, operated by Tapestry. Globally we utilize fulfillment centers in mainland China, the Netherlands, the United Kingdom, and Spain, owned and operated by third-parties. We also utilize local fulfillment centers, through third-parties in Japan, parts of Greater China (mainland China, Hong Kong SAR, Macao SAR, and Taiwan), South Korea, Singapore, Malaysia, Spain, the U.K., Canada, Australia, and starting in fiscal 2023 in Mexico which will support the market in the United States. These facilities utilize automated warehouse management systems that interface to our Enterprise Resource Planning ("ERP") system.
In fiscal 2022, the Company entered into a lease agreement for a facility to be located in Las Vegas, Nevada. This facility is expected to become a multi-brand fulfillment center that is intended to increase capacity and continue to enhance fulfillment capabilities.
INFORMATION SYSTEMS
The Company’s information systems are integral in supporting the Company’s long-term strategies. Our information technology platform is a key capability used to support digital growth and drive consumer centricity and data-driven decision making. We are continually working on enhancing our digital technology platforms and elevating our e-commerce capabilities through new functionalities to our direct-to-consumer channels, including enhancements to our omni-channel, utilizing cloud based technology infrastructure.

The Company began implementing a point-of-sale system in fiscal 2021 which supports all in-store transactions, distributes management reporting for each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. The implementation is complete for Coach, Stuart Weitzman and Kate Spade Europe stores. The Kate Spade North America rollout is in-progress, and expected to be completed in the first quarter of fiscal 2023.
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
TRADEMARKS AND PATENTS
Tapestry owns all of the material trademark rights around the world used in connection with the production, marketing, distribution and sale of all branded products for Coach, Stuart Weitzman and Kate Spade. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborative special projects. Tapestry also owns and maintains registrations in countries around the world for trademarks in relevant classes of products. Major trademarks include TAPESTRY, COACH, STUART WEITZMAN, KATE SPADE and kate spade new york. It also owns brand-specific trademarks such as COACH and Horse & Carriage Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design for the COACH brand; kate spade new york and Spade Design, and spade flower monogram for the kate spade new york brand; and the stacked Stuart Weitzman Logo for the Stuart Weitzman brand. Tapestry is not dependent on any one particular trademark or design patent although Tapestry believes that the Coach, Stuart Weitzman and Kate Spade names are important for its business. In addition, Tapestry owns a number of design patents and utility patents for its brands' product designs. Tapestry aggressively polices its trademarks, and pursues infringers both domestically and internationally. It pursues counterfeiters through leads generated internally, as well as through its network of investigators, the respective online reporting form for each brand, the Tapestry hotline and business partners around the world.
The Company expects that its material trademarks will remain in full force and effect for as long as it continues to use and renew them.
SEASONALITY
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season. In fiscal 2022, due to the increased in-transit times, the Company started to build inventory in the fourth fiscal quarter for the fiscal 2023 winter and holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including macroeconomic events, such as Covid-19, or adverse weather conditions.
GOVERNMENT REGULATION
Most of the Company's imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. The Company is not materially restricted by quotas or other government restrictions in the operation of its business, however customs duties do represent a component of total product cost. To maximize opportunities, the Company operates complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. General System of Preferences ("GSP") program. The GSP program expired in the third quarter of fiscal 2021, resulting in additional duties that have negatively impacted gross margin. Additionally, the Company operates a direct import business in many countries worldwide. As a result, the Company is subject to stringent government regulations and restrictions with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality and safety of the Company’s products. The Company maintains an internal global trade, customs and product compliance organization to help manage its import/export and regulatory affairs activity.
COMPETITION
The product categories in which we operate are highly competitive. The Company competes primarily with European and American luxury and accessible luxury brands as well as private label retailers. In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among others. Over the last decade, these luxury and accessible luxury brands have grown and are expected to continue to grow, encouraging the entry of new competitors as well as increasing the competition from existing competitors. This increased competition drives interest in these brand loyal categories. We believe, however, that we have significant competitive advantages because of the recognition of our brands and the acceptance of our brands by consumers.
CORPORATE RESPONSIBILITY
As a people-centered and purpose led Company, Tapestry’s corporate responsibility framework, Our Social Fabric, unites teams across the Company’s business to work to meet our 2025 Corporate Responsibility Goals ("2025 Goals") and a shared objective: to create the accessible luxury company of the future that balances true fashion authority with meaningful, positive change. Our Social Fabric focuses on three pillars: Our People, Our Planet and Our Communities.
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
◦We tie 10% of leadership annual incentive compensation to EI&D goals on a global level.
•Our Planet:
◦We aim to sustain and restore our planet through continuous innovation in solutions that improve biodiversity and reduce our impact on climate change with a focus on renewable energy, increased use of environmentally preferred materials and production methods, and circular business models that design out waste and pollution, keep products in use, and restore natural systems.
◦We have set 2025 goals focused on utilizing 100% renewable energy in our own operations; tracing and mapping our raw materials, environmentally responsible sourcing of leather, increasing the recycled content of our packaging, reducing waste in our corporate and distribution centers and water across our company and supply chain. We have also committed to setting science-based emissions reduction targets in line with Science Based Targets initiative (SBTi's) criteria and 1.5⁰C.
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
The Company’s corporate responsibility strategy, including oversight, management and identification of risks, is ultimately governed by Board of Directors and overseen by an Environmental, Social and Corporate Governance ("ESG") Steering Committee, which is comprised of members of our executive leadership team, and driven by an ESG Task Force, which is comprised of senior leaders and cross-functional members from major business functions. The Board approves long-term sustainability goals, strategic moves or major plans of action and receives updates at least annually. Tapestry's Governance and Nominations Committee of the Board receives quarterly updates on sustainability strategy, including climate-related topics, progress towards the 2025 goals and other ESG related initiatives.
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
Governance and Oversight
Our Board of Directors and its committees provide governance and oversight of the Company's strategy, including over issues of human capital management. The Board has designated the Human Resources Committee of the Board of Directors (the “HR Committee”) as the primary committee responsible for the Company’s human capital strategy, overseeing executive compensation programs, performance and talent development, succession planning, engagement and regular review of employee benefits and well-being strategies. Together with the Board, the HR Committee also provides oversight of the Company’s EI&D strategies. The full Board of Directors and the HR Committee receive at least quarterly updates on the Company’s talent development strategies and other applicable areas of human capital management.
Unlocking the power of our people is a key strategic focus area for the Company, supported by significant engagement from the Company’s senior leadership on talent development and human capital management, as reflected in the key programs and focus areas described below.
Employees
As of July 2, 2022, the Company employed approximately 18,100 employees globally. Of these employees, approximately 14,400 employees worked in retail locations, of which 5,500 were part-time employees. This total excludes seasonal and temporary employees that the Company employs, particularly during the second quarter due to the holiday season. The Company believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
Equity, Inclusion and Diversity
Our company name Tapestry, represents the diversity of our brands and the diversity of our people. We know that having a diverse range of perspectives, backgrounds and experiences makes us more innovative and successful and it brings us closer to our consumer. Our goal is to create a culture that is equitable, inclusive and diverse - where all of our employees, customers and stakeholders thrive.
Our EI&D strategy is grounded in our purpose and values and will be a core element to unlocking the power of our people. There are four pillars under this strategy:
•Talent. Attracting, retaining and developing top talent with a compelling and fulfilling employee experience.
•Culture. Empower people to express their distinctive strengths and power our engine of growth through leadership development, education and engagement programs.
•Community. Serve the communities in which we live and work through strategic partnerships that advance EI&D priorities.
•Marketplace. Develop solutions that set the standard for excellence through our platform of brands – for employees, customers, vendors, suppliers and our investors.
The Company has established an Inclusion Council, led by a diverse team of passionate employees, as well as several employee resource groups (“ERGs”) and task forces, connecting our employees to communities with the support of their colleagues and encouraging cultural awareness. In fiscal 2022 the Company appointed a Chief Inclusion and Social Impact Officer, a newly created position to continue to shape and deliver the Company's EI&D strategy and oversee the Company's social impact efforts through advocacy, philanthropy and volunteerism.
Additionally, we believe educating our employees is crucial in achieving our EI&D goals. We have established a global multi-year EI&D learning road map, including bespoke inclusion and unconscious bias training programs to accommodate our dynamic employee population. In fiscal 2022 the Company launched Inclusion Works, a peer learning online platform with a group-centered experience, bite-size content, and actionable learning. Furthermore, the Company has focused on providing employees with resources to foster continuing education and conversation on EI&D through 'Tapestry UNSCRIPTED', which is an internal speaker series for our employees designed to bring our values to life. We feel hosting bold conversations about our values provides an opportunity for us to be inspired, discover ideas, and ignite personal passions.

Tapestry is committed to the support of underrepresented groups through our corporate efforts. We are a member of the CEO Action for Diversity and Inclusion, the largest business coalition committed to advancing Diversity and Inclusion. Our focus on fostering an equitable work environment has led to continued recognition from Forbes on the list of “Best Employers for Diversity” and Human Rights Campaign’s list of “Best Place to Work for LGBTQ Equality”. Additionally, we have been certified as a "Great Place to Work" for 2022. The Company is dedicated to building a workforce with leadership teams better reflecting our general corporate population in North America. The Company monitors the representation of women and ethnic minorities at different levels throughout the company, and discloses this information in our website at www.tapestry.com/responsibility/our-people.
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
Our Total Compensation Program includes cash pay, annual and long term incentives, benefits and other special programs that our employees value. We strive to pay each employee fairly and competitively across our brands. Tapestry's primary compensation principle is to "pay for performance." Tapestry's practice is to pay a competitive base salary and to provide employees with the opportunity to earn an annual bonus tied to Tapestry's and its brands' financial performance. Approximately 2,000 of our employees, including nearly all of our store managers, received an annual long term equity award in 2022, which align employee interests with those of our stockholders, rewards employees for enhancing stock holder value and supports retention of key employees. In the first quarter of fiscal 2022, Tapestry announced that it is committing to a $15 U.S. minimum wage for hourly employees.
Our benefits package is designed to be competitive and comprehensive, which varies by location and jurisdiction. Our benefits, along with competitive pay, includes medical benefits and paid wellness days and parental leave, in accordance with local policies and regulations, for directly hired full-time and part-time employees. In fiscal 2022 we transitioned from sick days to wellness days to better reflect the purpose of this paid time off. The Company also offers retirement benefits for its employees, which are managed in accordance with local jurisdictions. To support employees in achieving their career and financial goals, the Company also provides access to learning opportunities on personal finances as well as physical and mental wellness through various platforms as available based on location.
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
We are committed to helping our employees develop the knowledge, skills and abilities needed for continued success, and encourage employee development at all levels and every career stage. Our development programs enable individual and team success through targeted initiatives and resources, offering a wide-ranging curriculum focused on professional and leadership development for leaders, managers, and individual contributors, including through our Common Thread people management program, Emerging Leaders High-Potential Program, Leader Transition Acceleration Program, and third-party learning platforms in addition to other trainings and education facilitated through the Company for all employees.
As a company, performance management is critical to our ability to reach our goals and foster a culture of success. By having a dynamic, performance-driven culture, we can achieve greater results, maximize employee, manager and team performance and offer exciting development and career opportunities. As our focus extends beyond the performance of our employees to the performance of our Company as a whole, we have mechanisms in place to facilitate comprehensive upward feedback through robust cross-functional feedback tools and a cadence of regular pulse surveys that inform on how we can continue to strive for excellence in our work culture.
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

At Tapestry, we believe in encouraging and empowering our employees to take part in building a welcoming and inclusive community. We provide all employees with supplemental time-off to perform community service through nonprofits of their personal choice and through team and Company sponsored volunteering events. In our commitment to supporting our communities, we have three foundations which provide monetary support to nonprofit organizations across communities that we are a part of. Additionally, on an annual basis, our foundations match up to $10,000 in donations to eligible non-profits per employee in North America.
Beginning in fiscal 2020, we had to make changes to our operations in order to continue to prioritize the health and safety of our people in response to the Covid-19 pandemic. To do so, we engaged medical professionals to consult on our health and safety protocols and provide Covid-19 education webinars for our employees on topics ranging from pandemic safety, vaccine education and mental wellness. We have also provided our employees with additional paid time off to receive their Covid-19 vaccine, booster and to recover from any resulting side effects. As the landscape of this pandemic evolves, we continue to adapt and enforce safety protocols at our retail stores, distribution centers and corporate offices. Our corporate offices have transitioned to a hybrid model, with flexible work options for most of our corporate employees. However, we continue to monitor and comply with all local and federal Covid-19 guidance and adjust our operations accordingly. Refer to the "Executive Overview" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information about the Company's response to the Covid-19 pandemic.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Refer to Note 4, "Revenue," and Note 17, "Segment Information," presented in the Notes to the Consolidated Financial Statements for geographic information.
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
Risks Related to Macroeconomic Conditions
The Covid-19 pandemic and resulting adverse economic conditions may continue to have a material adverse impact on our business, financial condition, results of operations and cash flows.
The ongoing Covid-19 pandemic continues to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. The impacts of Covid-19 continue to materially adversely impact our operations, cash flow and liquidity. The virus has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements resulted in temporary closures of the majority of the Company's directly operated stores globally for some period of time to help reduce the spread of Covid-19 during fiscal 2020. Throughout fiscal years 2021 and 2022, the vast majority of the Company’s stores were opened and have continued to operate. However, some store locations have experienced temporary re-closures or operated under tighter restrictions in compliance with local government regulations. Many of the Company’s wholesale partners also experienced closure of their stores or operating restrictions during the fiscal year, as required by government orders. The Company’s performance in fiscal 2022 was adversely impacted as a result of infections due to variants of Covid-19 in certain regions, most notably in Greater China, which resulted in disruption in business performance including a decline in demand in the region. While the trends for Greater China started to improve at the end of fiscal 2022, the situation continues to be very volatile and infection rates and government restrictions may continue to persist. Covid-19 has also resulted in ongoing supply chain challenges, such as logistic constraints, the closure of certain third-party manufacturers and increased freight cost.
The impact of the ongoing Covid-19 pandemic on our business will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and sustained geographic resurgence of the virus, including the emergence of new variants and strains of the virus, and the success of actions to contain the virus and its variants, or treat its impact, such as the availability and acceptance of vaccines, among others. While the full magnitude of the effects on our business continues to be difficult to predict, the Covid-19 pandemic has and may continue to have a material adverse impact on our business, financial condition, and results of operations. Our business may continue to be adversely impacted by several factors, including, but not limited to:
•We source and manufacture our products on a global scale and we have and may continue to experience material temporary or long-term disruption in our supply chain, given the global reach of the Covid-19 pandemic.
•Travel restrictions, closures or disruptions of business and facilities, including manufacturing facilities and raw material providers, unavailability of vaccines for our international employees or workers in our supply chain, or social, economic, political or labor instability in the affected areas may impact the operations of our raw material suppliers or manufacturing partners. This disruption to our supply chain has resulted and may continue to result in inventory not being available in a timely manner and/or during the appropriate season, and freight and other logistics costs, including increased carrier rates for ocean and air shipments, as the supply chain disruptions have caused us to increase our use of air freight with greater frequency than in the past, all of which could have a material adverse impact on our financial results.
•The potential economic effects of the pandemic, including a possible recession or inflationary pressures, increased unemployment and decreased consumer credit availability, may result in lower consumer confidence and decreased disposable income and discretionary spending levels, which may lead to reduced sales of our products. Unfavorable economic conditions, fears of becoming ill and sustained travel restrictions may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which the Company’s stores are located. Furthermore, reduced discretionary spending may result in an excess of inventory throughout the industry, which could lead to increased pressure on our gross margin in the near term if the Company has to increase promotional activity above its normal levels to sell through its existing product.
•Social distancing measures and general consumer behaviors due to the Covid-19 pandemic may continue to impact mall and store traffic even as stores return to normal operations, which may have a further negative impact on our business. Furthermore, declines in traffic beyond our current expectations could result in additional impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.

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
Economic conditions, such as an economic recession, downturn, periods of inflation or uncertainty, could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
Our results can be impacted by a number of macroeconomic factors, including but not limited to: consumer confidence and spending levels, tax rates, levels of unemployment, consumer credit availability, raw materials costs, pandemics (such as the ongoing Covid-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), global factory production, supply chain operations, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers. The Covid-19 pandemic has severely impacted and will likely continue to impact many of these factors.
Many of our products may be considered discretionary items for consumers. Demand for our products, and consumer spending in the premium handbag, footwear and accessories categories generally, is significantly impacted by trends in consumer confidence, general economic and business conditions, high levels of unemployment, periods of inflation, health pandemics (such as the ongoing Covid-19 pandemic), interest rates, foreign currency exchange rates, the availability of consumer credit, and taxation. Consumer purchases of discretionary luxury items, such as the Company's products, tend to decline during recessionary periods or periods of sustained high unemployment, when disposable income is lower.
Unfavorable economic conditions, as well as travel restrictions and potential changes in consumer behavior resulting from the Covid-19 pandemic, may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which our stores are located. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
Risks Related to our Business and our Industry
We face risks associated with operating in international markets.
We operate on a global basis, with approximately 37.6% of our net sales coming from operations outside of United States as of the end of fiscal year 2022. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:
•political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) sanctions and related activities by the United States, European Union (“E.U.”) and others;
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
•natural and other disasters;
•political, civil and social unrest, such as the ongoing crisis in Ukraine; and
•changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change and other environmental legislation, product safety regulations or other charges or restrictions.

Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•continued disruptions or delays in shipments whether due to port congestion, logistics carrier disruption, other shipping capacity constraints or other factors, which has and may continue to result in significantly increased inbound freight costs and increased in-transit times;
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
•product quality issues;
•political unrest, including the ongoing crisis in Ukraine, protests and other civil disruption;
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
In addition, we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Supplier Code of Conduct and other compliance policies under our Global Business Integrity Program; however, we do not control these manufacturers or suppliers or their labor, environmental or other business practices. Copies of our Global Business Integrity Program documents, including our Global Operating Principles, Anti-Corruption Policy and Supplier Code of Conduct are available through our website, www.tapestry.com. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. In addition, if there is negative publicity regarding the production methods of any of our suppliers or manufacturers, even if unfounded or not specific to our supply chain, our reputation and sales could be adversely affected, we could be subject to legal liability, or could cause us to contract with alternative suppliers or manufacturing sources. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.

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
Because our fulfillment centers include automated and computer controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. In North America we maintain fulfillment centers in Jacksonville, Florida, and Westchester, Ohio, operated by Tapestry. Globally we utilize fulfillment centers in mainland China, the Netherlands, the U.K. and Spain, owned and operated by third-parties, allowing us to better manage the logistics in these regions while reducing costs. We also utilize local fulfillment centers, through third-parties, in Japan, parts of Greater China (mainland China, Hong Kong SAR, Macao SAR and Taiwan), South Korea, Singapore, Malaysia, Spain, the U.K., Canada, Australia, and starting in fiscal 2023 in Mexico. The warehousing of the Company's merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations. In addition, increases in the Company’s e-commerce sales has required additional fulfillment and fulfillment capacity. Additionally in fiscal year 2022, the Company entered into a lease agreement for a multi-brand fulfillment facility to be built in Las Vegas, Nevada in order to increase capacity and improve fulfillment capabilities as the Company continues to focus on expanding its digital and e-commerce business. Any delay in the construction or our failure to execute our operational plans for this fulfillment center could result in the Company not being able to meet customer demand for its products and could materially adversely affect our business and operations.
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
Our growth depends on the continued success of existing products, as well as the successful design, introduction of new products and maintaining an appropriate rationalization of our assortment. Our ability to create new products and to sustain existing products is affected by whether we can successfully anticipate and respond to consumer preferences and fashion trends. See “The success of our business depends on our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner.” The failure to develop and launch successful new products or to rationalize our assortment appropriately could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our company not being the first to bring product to market, which could compromise our competitive position.
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
We have incorporated key strategies of our Acceleration Program, one of which is to Leverage Data and Lead with a Digital-First Mindset, including offering satisfying customer experiences across our e-commerce and social channels and meeting the needs of our customers who are engaging with our brands digitally. We aim to provide a seamless omni-channel experience to our customers regardless of whether they are shopping in stores or engaging with our brands through digital technology, such as computers, mobile phones, tablets or other devices. This requires investment in new technologies and reliance on third party digital partners, over which we may have limited control. Additionally, our digital business is subject to numerous risks that could adversely impact our results, including (i) a diversion of sales from our brand stores or wholesale customers, (ii) difficulty in recreating the in-store experience through digital channels, (iii) liability for online content, (iv) changing dynamics within the digital marketing environment and our ability to effectively market to consumers, (v) intense competition from online retailers, and (vi) the ability to provide timely delivery of e-commerce purchases, which is dependent on the capacity and operations of our owned and third party operated fulfillment facilities. See “Our business is subject to the risks inherent in global sourcing activities” for additional risks related to our distribution and fulfillment networks. If we are unable to effectively execute our e-commerce and digital strategies and provide reliable experiences for our customers across all channels, our reputation and ability to compete with other brands could suffer, which could adversely impact our business, results of operations and financial condition.
Our success depends, in part, on attracting, developing and retaining qualified employees, including key personnel.
Our business and future success depends heavily on attracting, developing and retaining qualified employees, including our senior management team. Competition in our industry to attract and retain these employees is intense and is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates.
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
We must also attract, motivate and retain a sufficient number of qualified retail and fulfillment center employees. Historically, competition for talent in these positions has been intense and turnover is generally high, both of which have been exacerbated by the ongoing Covid-19 pandemic. If we are unable to attract and retain such employees with the necessary skills and experience, we may not achieve our objectives and our results of operations could be adversely impacted.
Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees.
The successful incorporation of our Acceleration Program is key to the long-term success of our business.
The Company’s Acceleration Program focused on how to better meet the needs of each of its brands' unique customers by (i) Sharpening our Focus on the Customer (ii) Leveraging Data and Leading with a Digital-First Mindset and (iii) Transforming into a Leaner and More Responsive Organization. The Company does not expect to incur further expenses related to the Acceleration Program in Fiscal 2023. The Company believes the successful incorporation of these priorities will fuel desire for the Coach, Kate Spade and Stuart Weitzman brands, driving accelerated revenue growth, higher gross margins and substantial operating leverage across Tapestry’s portfolio.
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
The Company believes that long-term growth and increased profitability can be realized through its strategic growth efforts over time. However, there is no assurance that we will be able to sustain such efforts in accordance with our plans, that such efforts will result in the intended or otherwise desirable outcomes or that such efforts, even if successfully sustained, will be effective in achieving long-term growth or increased profitability. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5, "Restructuring Activities," for further information regarding the Acceleration Program. Further, potential changes in our executive leadership team may have an adverse effect on our ability to implement or to achieve favorable results under the Acceleration Program and/or result in further changes to our strategy.
If our incorporation of the initiatives under our Acceleration Program falls short, our business, financial condition and results of operation could be materially adversely affected.
Significant competition in our industry could adversely affect our business.
We face intense competition in the product lines and markets in which we operate. Our competitors are European and American luxury brands, as well as private label retailers, including some of the Company's wholesale customers. Competition is based on a number of factors, including, without limitation, the following:
•our competitors may develop new products or product categories that are more popular with our customers;
•anticipating and responding in a timely fashion to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping;
•maintaining strong brand recognition, loyalty, and a reputation for quality, including through digital brand engagement and online and social media presence;
•recruiting and retaining key talent;
•developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age group;
•competitively pricing our products and creating an acceptable value proposition for consumers, including price increases to mitigate inflationary pressures while simultaneously balancing the risk of lower consumer demand in response to any such price increases;
•providing strong and effective marketing support in several diverse demographic markets, including through digital and social media platforms in order to stay better connected to consumers;
•providing attractive, reliable, secure, and user-friendly digital commerce sites;
•sourcing sustainable raw materials at cost-effective prices;
•ensuring product availability and optimizing supply chain efficiencies with third party suppliers and retailers;
•protecting our trademarks and design patents; and
•the ability to withstand prolonged periods of adverse economic conditions or business disruptions.
A failure to compete effectively or to keep pace with rapidly changing consumer preferences and technology and product trends could adversely affect our growth and profitability.
Our business may be subject to increased costs due to excess inventories and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products are impacted by other factors, such as inflationary pressures, political instability or the ongoing Covid-19 pandemic, we may be faced with significant excess inventories for some products and missed opportunities for other products. We have in the past been, and may in the future be, forced to rely on donation, markdowns, promotional sales or other write-offs, to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands.
Increases in our costs, such as raw materials, labor or freight could negatively impact our gross margin. Our costs for raw materials are affected by, among other things, weather, customer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. Any of these factors may be exacerbated by global climate change. In addition, ongoing impacts of the pandemic, political instability, trade relations, sanctions, price inflationary pressure, or other geopolitical or economic conditions could cause raw material costs to increase and have an adverse effect on our future margins. Labor costs at many of our manufacturers have been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. Furthermore, the cost of transportation has fluctuated and may continue to fluctuate significantly if oil prices continue to rise. We have also experienced increased freight and other logistics costs, including increased carrier rates for ocean and air shipments, in addition, the supply chain disruptions have caused us to increase our use of air freight with greater frequency than in the past. We may not be able to offset such increases in raw materials, labor or transportation costs through pricing measures or other means.
The success of our business depends on our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner.
Tapestry, Inc. is a New York-based house of accessible luxury lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. Any misstep in product quality or design, executive leadership, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted.
The shift towards digital engagement has become increasingly important, with increased use of social media platforms by our brand representatives, influencers and our employees. Actions taken by our partners on social media that do not show our brands in a manner consistent with our desired image or that are damaging to such partner’s reputation, whether or not through our brand social media platforms, could harm our brand reputation and materially impact our business.
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
As part of our long-term strategy, we look for opportunities to cost effectively enhance capability of business services. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services, provide them on a timely basis or to provide them at the prices we expect could disrupt or harm our business. Any significant interruption in the operations of these service providers, including as a result of changes in social, political, and economic conditions, including those resulting from military conflicts or other hostilities, that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Our wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the wholesale industry.
Our wholesale business comprised approximately 11% of total net sales for fiscal 2022. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. In addition, the Covid-19 pandemic has resulted in reduced operations or the closure, temporarily or permanently, of many of our wholesale partners. This may continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have in the past been highly promotional and have aggressively marked down their merchandise and may do so again in the future, which could negatively impact our brands or could affect our business, results of operations, and financial condition.
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
One component of our growth strategy historically has been acquisitions. Acquisitions are not currently contemplated in the Company's capital allocation priorities, however, our management team may in the future evaluate and consider other strategic investments or acquisitions. These involve various inherent risks and the benefits, cost savings and synergies sought may not be realized.

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
•lower than anticipated demand for product offerings by us or our licensees;
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
The Company's results are typically affected by seasonal trends. We have historically realized, and expect to continue to realize, higher sales and operating income in the second quarter of our fiscal year. Business underperformance in the Company's second fiscal quarter would have a material adverse effect on its full year operating results and result in higher inventories. In addition, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including the impact of the Covid-19 pandemic.
We rely on our licensing partners to preserve the value of our licenses and the failure to maintain such partners could harm our business.
Our brands currently have multi-year agreements with licensing partners for certain products. In the future, we may enter into additional licensing arrangements. The risks associated with our own products also apply to our licensed products, as do unique risks stemming from problems that our licensing partners may experience, including risks associated with each licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit and bankruptcy risks, and maintain customer relationships. While we maintain significant control over the products produced for us by our licensing partners, any of the foregoing risks, or the inability of any of our licensing partners to execute on the expected design and quality of the licensed products or otherwise exercise operational and financial control over its business, may result in loss of revenue and competitive harm to our operations in the licensed product categories. Further, while we believe that we could replace our existing licensing partners if required, any delay in doing so could adversely affect our revenues and harm our business.
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
Risks Related to Information Security and Technology
A delay, disruption in, failure of, or inability to upgrade our information technology systems precisely and efficiently could materially adversely affect our business, financial condition or results of operations and cash flow.
We rely heavily on various information and other business systems to manage our operations, including management of our supply chain, point-of-sale processing in our brands’ stores, our online businesses associated with each brand and various other processes. We are continually evaluating and implementing upgrades and changes to our systems. In addition, from time to time, we implement new systems.
Implementing new systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of confidential and personal information, cost overruns, implementation delays and disruption of operations. Furthermore, failure of our computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security and personal data breaches, system upgrades or migration of these services, as well as employee and consumer privacy concerns and new global government regulations, individually or in accumulation, could have a material effect on our business, financial condition or results of operations and cash flow.
Computer system disruption and cyber security threats, including a personal data or security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers, stores and vendors, the design, manufacture and distribution of our finished goods, digital and local marketing efforts, data analytics, collection, use and retention of customer data, employee, vendor and partner information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Due to persistent Covid-19 risks, our company decided to implement a hybrid working model. Recently many of our corporate employees and independent contractors returned to offices several days a week but continued to work remotely the other days. Continued remote working due to the Covid-19 pandemic has increased our dependence on digital technology during this period. The possibility of a successful cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many cyber-attacks. As part of our business model, we collect, retain, and transmit confidential information and personal data over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable and adequate security measures and data protection, we cannot control third parties and cannot guarantee that a personal data or security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random cyber-attacks, personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.
Awareness and sensitivity to personal data breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees, vendors and investors. We have been incurring and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new international, federal and state laws governing the unauthorized disclosure or exfiltration of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation (GDPR) in the E.U. the UK GDPR, the American Data Privacy and Protection Act, the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), the Virginia Consumer Data Protection Act (VCDPA), the Colorado Privacy Act (CPA) and the Utah Consumer Privacy Act, and the Connecticut Data Privacy Act (CTDPA) in the U.S.A., as well as increased cyber security and privacy protection costs such as organizational changes, Covid-19 employee and visitor health checks, copies of vaccination cards, deploying additional personnel and protection technologies, training employees, engaging outside counsel, third party experts and consultants. We may also experience loss of revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation and customer claims, as a result of cyber security or personal data breaches. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach.
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
Risks Related to Environmental, Social, and Governance Issues
The risks associated with climate change and other environmental impacts and increased focus by stakeholders on climate change, could negatively affect our business and operations.
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products including availability and pricing of raw materials, as well as shipping disruptions and/or higher freight costs. Climate change can lead to physical and transition risks impacting our business. The physical risks result from climatic events, such as wildfires, storms, and floods, whereas transition risks result from policy action taken to transition the economy off of fossil fuels. Increased frequency and/or intensity of extreme weather events (such as storms and floods) due to climate change could also lead to more frequent store and fulfillment center closures, adversely impacting retail traffic and/or consumer's disposable income levels or spending habits on discretionary items, or otherwise disrupt business operations in the communities in which we operate, any of which could result in lost sales or higher costs.
There is also increased focus from our stakeholders, including consumers, employees and investors, on climate change issues. Many countries in which we and our suppliers operate have begun to enact new legislation and regulations in an attempt to mitigate the potential impacts of climate change, which could result in higher sourcing, operational, and compliance-related costs for the Company. Such proposed measures include expanded disclosure requirements regarding greenhouse gas emissions and other climate-related information, as well as independent auditors providing some level of attestation to the accuracy of such disclosures. Inconsistency of legislation and regulations among jurisdictions may also affect our compliance costs with such laws and regulations. An assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, will be fraught with uncertainty given the wide scope of potential regulatory change in the countries in which we operate. Any failure on our part to comply with such climate change-related regulations could lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to legal risk.
Increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social, governance and other matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation.
Stakeholders, including consumers, employees and investors, have increasingly focused on corporate responsibility practices of companies. Although we have announced our corporate responsibility strategy and 2025 Corporate Responsibility Goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals on a timely basis, or at all, could damage our reputation, causing our investors or consumers to lose confidence in our Company and brands, and negatively impact our operations. In addition, our brand is susceptible to risks associated with changing consumer attitudes regarding social and political issues and consumer perceptions of our position on these issues.
Any corporate responsibility report that we publish or other sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of our adoption of these practices. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices and various legal, legislative and regulatory requirements. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.
Risks Related to Global Economic Conditions and Legal and Regulatory Matters
We face risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products.
Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020, resulting in additional duties that have negatively impacting gross margin. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") enforcement actions. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs. However, while the U.S. has participated in multi-national negotiations on trade agreements and duty rates, there continues to be a possibility of increases in tariffs on goods imported into the U.S. from other countries, which could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations as a result.
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
Over the past year there has been significant discussion with regards to tax legislation by both the Biden Administration and the Organization for Economic Cooperation and Development (“OECD”). On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act of 2022 will become effective beginning in fiscal 2024. Given its recent pronouncement, it is unclear at this time what, if any, impact the Inflation Reduction Act of 2022 will have on the Company's tax rate and financial results. We will continue to evaluate its impact as further information becomes available.

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
We believe our trademarks, copyrights, patents, and other intellectual property rights are extremely important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. Despite our efforts, counterfeiting still occurs and if we are unsuccessful in challenging a third-party’s rights related to trademark, copyright, or patent this could adversely affect our future sales, financial condition, and results of operations. We pursue entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate measures. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to protect the brand and prevent counterfeiting in the future. Our trademark applications may fail to result in registered trademarks or provide the scope of coverage sought. Furthermore, our efforts to enforce our intellectual property rights are often met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal and investigative fees and other costs associated with defending our intellectual property rights could result in higher operating expenses. Finally, many countries’ laws do not protect intellectual property rights to the same degree as U.S. laws.
Risks Related to our Indebtedness
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of July 2, 2022, our consolidated indebtedness was approximately $1.70 billion. In fiscal year 2022, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes") and completed a partial cash tender offer of the outstanding aggregate of its $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes") and its $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes", together with the 2032 Senior Notes and 2025 Senior Notes, the "Senior Notes"). In addition, the Company financed and replaced the $900.0 Million Revolving Credit Facility by entering into a new credit facility that (i) includes an increased revolving credit facility (the "$1.25 Billion Revolving Credit Facility") from $900.0 million to $1.25 billion, (ii) includes an unsecured $500.0 million Term Loan (the "Term Loan") and (iii) redefines certain terms within the existing Revolving Credit Facility. The unsecured $500 million Term Loan was utilized to satisfy the Company’s remaining obligation under its $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"). Additionally, the borrowings may be used to finance our working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our $1.25 Billion Revolving Credit Facility contain affirmative and negative covenants, including a maximum net leverage ratio of 4.0 to 1.0, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. Refer to Note 12, "Debt", for a summary of these terms and additional information on the terms of our $1.25 Billion Revolving Credit Facility, Term Loan and outstanding Senior Notes.
The consequences and limitations under our $1.25 Billion Revolving Credit Facility and our other outstanding indebtedness could impede our ability to engage in future business opportunities or strategic acquisitions. In addition, a prolonged disruption in our business may impact our ability to satisfy the leverage ratio covenant under our $1.25 Billion Revolving Credit Facility. Non-compliance with these terms would constitute an event of default under our $1.25 Billion Revolving Credit Facility, which may result in acceleration of payment to the lenders. In the event of an acceleration of payment to the lenders, this would result in a cross default of the Company’s Senior Notes, causing the Company’s outstanding borrowings to also become due and payable on demand.

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
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that, when possible, it is helpful to provide investors with guidance as to our forecast of net sales, operating income, net interest expense, earnings per diluted share and other financial metrics or projections. We did not provide detailed guidance in our earnings reports for the second half of fiscal year 2020 and fiscal year 2021 due to uncertainty surrounding the financial impact of Covid-19 on our business. We resumed providing guidance for fiscal year 2022 and while we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to provide guidance going forward or to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.
We periodically return value to investors through payment of quarterly dividends and common stock repurchases. On March 26, 2020, we announced we were suspending our quarterly dividend payment, effective beginning the fourth quarter of fiscal 2020, and stock repurchase program due to the impact of Covid-19 pandemic. Starting in the first quarter of fiscal 2022, the Company’s Board of Directors approved the reinstatement of the Company's shareholder return program declaring a quarterly cash dividend of $0.25 per common share for an annual dividend rate of $1.00 per share, or approximately $260 million returned to shareholders in fiscal 2022 (the “Shareholder Return Program”). Additionally, during fiscal 2022 the Company repurchased 42.0 million shares of common stock for $1.60 billion. The Company also intends to repurchase approximately $700.0 million worth of stock in fiscal 2023, all of which is remaining under its current authorization. Investors may have an expectation that we will continue to pay our quarterly dividend at a certain time and at certain levels and / or repurchase shares available under our common stock repurchase program. The market price of our securities could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. Refer to “If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be negatively impacted.” for additional discussion of our quarterly dividend.
If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be negatively impacted.
On March 26, 2020, the Company announced that, due to the impact of the Covid-19 pandemic, Tapestry’s quarterly dividend, beginning in the fourth quarter of fiscal year 2020, along with the stock repurchase program would be suspended. In the first quarter of fiscal 2022, the Company’s Board of Directors approved the reinstatement of the Company's Shareholder Return Program. The dividend program and the stock repurchase program each require the use of a portion of our cash flow. Our ability to pay dividends and conduct stock repurchases will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease or entirely discontinue these programs at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

Provisions in the Company's charter, bylaws and Maryland law may delay or prevent an acquisition of the Company by a third party.
The Company's charter, bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire the Company without the consent of our Board. The Company's charter permits a majority of its entire Board, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue. In addition, the Company's Board may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares without stockholder approval. Although the Company's Board has no intention to do so at the present time, it could establish a class or series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the Company's common stock or otherwise be in the best interest of the Company's stockholders.
The Company's bylaws provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at an annual meeting of stockholders may be made only in the notice of the meeting, by the Company's Board or by a stockholder who is a stockholder of record as of the record date set by the Company's Board for purposes of determining stockholders entitled to vote at the meeting, at the time of the giving of the notice by the stockholder pursuant to the Company's bylaws and at the time of the meeting, who is entitled to vote at the meeting in the election of each individual so nominated or on any such other business and has complied with the advance notice procedures of the Company's bylaws. Also, under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company's common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.
The Company’s charter provides that, except as may be provided by our Board in setting the terms of any class or series of preferred stock, any vacancy on our Board may be filled only by a majority of the remaining directors, even if the remaining directors do not constitute a quorum. The Company’s charter further provides that a director may be removed only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. This provision, when coupled with the exclusive power of our Board to fill vacant directorships, may preclude stockholders from removing incumbent directors except by a substantial affirmative vote and filling the vacancies created by such removal with their own nominees.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key fulfillment, corporate and product development facilities as of July 2, 2022. The majority of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America fulfillment and customer service	1,050,000
Westchester, Ohio	Kate Spade North America fulfillment	601,000
New York, New York	Corporate, design, sourcing and product development	546,000
Chiba, Japan	Japan regional fulfillment	278,000
Shanghai, China	Asia regional fulfillment	179,000
New York, New York	Kate Spade corporate management	135,000
North Bergen, New Jersey	Corporate office and customer service	106,000
Tokyo, Japan	Corporate and regional management	24,900
Shanghai, China	Coach Greater China regional management	23,000
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Seoul, South Korea	Corporate regional management	18,000
Dongguan, China	Corporate sourcing, quality control and product development	17,000
London, England	International regional management	16,500
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	12,600
Shanghai, China	Asia regional management	10,200
Singapore	Coach Singapore regional management, sourcing and quality control	8,700
Hong Kong SAR, China	Coach sourcing and quality control	8,500
In addition to the above properties, the Company occupies leased retail and outlet store locations located in North America and internationally for each of our brands. These leases expire at various times through fiscal 2034. The Company considers these properties to be in generally good condition, and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Item 1. "Business," for further information.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in Note 13, Commitments and Contingencies, of the "Notes to Consolidated Financial Statements" and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Tapestry, Inc.’s common stock is listed on the New York Stock Exchange and is traded under the symbol “TPR.”
As of August 5, 2022, there were 1,971 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2022, to be filed with the Securities and Exchange Commission (the “Proxy Statement”), is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index over the five-fiscal-year period ending July 2, 2022, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on July 1, 2017 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.
During fiscal 2022, the Company moved to using the S&P 500 Apparel, Accessories & Luxury Goods Index.
The Company's old peer group consisted of:
•L Brands, Inc. (subsequent to August 2, 2021, Bath and Body Works, Inc.)
•PVH Corp.
•Ralph Lauren Corporation
•V.F. Corporation
•Estee Lauder, Inc.
•Capri Holdings Limited
Tapestry management selected the S&P 500 Apparel, Accessories & Luxury Goods Index on an industry/line-of-business basis and believes this updated index represents good faith comparables based on their history, size, and business models in relation to Tapestry, Inc.

	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
TPR	$100.00	$101.68	$71.66	$29.59	$100.57	$74.54
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$128.77	$113.77	$62.77	$120.39	$70.14
Former Set	$100.00	$138.05	$147.52	$120.08	$227.37	$162.44
S&P 500	$100.00	$114.37	$126.29	$131.74	$193.63	$172.67
Stock Repurchase Program
The Company's share repurchases during the fourth quarter of fiscal 2022 were as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
April 3, 2022 - May 7, 2022	—	$—	—	$—
May 8, 2022 - June 4, 2022	6,429,521	32.69	6,429,521	1,640.0
June 5, 2022 - July 2, 2022	4,254,968	32.90	4,254,968	1,500.0
Total	10,684,489		10,684,489

(1)    On November 11, 2021, the Company announced the Board of Directors authorized a common stock repurchase program to repurchase up to $1.00 billion of its outstanding common stock (the "2021 Share Repurchase Program"). On May 12, 2022, the Company announced that its Board of Directors authorized the additional repurchase of up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). This authorization is incremental to the Company's existing authorization. Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1.
ITEM 6. RESERVED

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
EXECUTIVE OVERVIEW
The fiscal year ended July 2, 2022 was a 52-week period, July 3, 2021 was a 53-week period, and June 27, 2020 was a 52-week period.
Tapestry, Inc. is a leading New York-based house of accessible luxury accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
The Company has three reportable segments:
•Coach - Includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.
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
Acceleration Program
Starting in fiscal 2020, the Company embarked on a strategic growth plan after undergoing a review of its business under the Acceleration Program, resulting in certain costs to date reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. The guiding principle under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do.
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet.
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer.
Throughout fiscal 2022, the Company made meaningful progress under its Acceleration Program by sharpening the Company's focus on the consumer, leveraging data to lead with a digital-first mindset and transforming into a leaner and more responsive organization:
•Recruited approximately 7.7 million new customers across channels in North America, representing a 10% increase versus prior year, with growth in both stores and online.

•Maintained a consumer-centric lens and fostered emotional connections with customers, resulting in higher average spend per customer, increased retention rates and the continued reactivation of lapsed customers across brands.
•Delivered global average unit retail ("AUR") gains at Coach, Kate Spade, and Stuart Weitzman, reflecting brand heat and pricing power, the increasing traction of their product offerings, and select price increases, as well as continued benefits from structural changes to lessen promotional activity.
•Advanced Digital capabilities through significant investments in the channel, including in talent, to improve the customer experience and drive conversion; achieved $2 billion in Digital revenue in the fiscal year, representing 30% of total sales.
•Realized gross run-rate savings of approximately $300 million in fiscal 2022, which continues to fund investments in brand-building activities.
The Company does not expect to incur further expenses related to the Acceleration Program in fiscal 2023. Refer to Note 5, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.
Recent Developments
Covid-19 Pandemic
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. The virus has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements resulted in closures of our directly operated stores globally, as well as our wholesale and licensing partners, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores and locations of our wholesale and licensing partners have reopened, certain have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulations. The Company's performance in fiscal 2022 was adversely impacted as a result of infections due to variants of Covid-19 in certain regions, most notably in Greater China, which resulted in disruptions in business performance including a decline in demand in the region. While the trends in Greater China started to improve at the end of fiscal 2022, the situation continues to be very volatile and infection rates and government restrictions may continue to persist.
Furthermore, Covid-19 has and may continue to cause disruptions in the Company’s supply chain within our third-party manufacturers and logistics providers. During the first quarter of fiscal 2022, certain of the Company’s third-party manufacturers, primarily located in Vietnam, experienced ongoing and longer-than-expected government mandated restrictions, which resulted in a significant decrease in production capacity for these third-party manufacturers. In response, the Company took deliberate actions such as shifting production to other countries, adjusting its merchandising strategies, where possible, and increasing the use of air freight to expedite delivery. Based on these actions, and the improved production levels since the first quarter, the Company has been able to meet anticipated levels of demand.
The Company has been experiencing other global logistics challenges, such as delays as a result of port congestion, vessel availability, container shortages for imported products and rising freight costs. To mitigate delays, the Company strategically used air freight with greater frequency than in the past, primarily in the second and third fiscal quarter of 2022. Due to these logistical challenges, during fiscal 2022, the Company recognized within Cost of sales $178.5 million of incremental freight costs compared to fiscal 2021, in order to maintain product flow to meet consumer demand.
There is still uncertainty associated with the Covid-19 pandemic, and challenges are expected to persist into fiscal 2023, including the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities and adjust our operating plan as needed. Refer to Part I, Item 1A. "Risk Factors" herein.
The Company continues to take strategic actions in response to the current environment. The Company remains committed to driving SG&A savings, including actions taken under the Acceleration Program. The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
Covid-19 Related Impairments
There were no Covid-19 related impairments recorded in fiscal 2022. During fiscal 2021, the Company recorded $45.8 million of impairment charges related to lease right-of-use assets, which were primarily driven by the continued impacts of Covid-19. Refer to Note 11, "Fair Value Measurements" for further information. In addition, in fiscal 2021, the Company recognized a reversal of raw material reserves of $8.1 million, which was established in fiscal 2020 as a result of the projected impact of Covid-19.

Crisis in Ukraine
In the second half of fiscal 2022, a humanitarian crisis unfolded in Ukraine, which has created significant economic uncertainty in the region. The Company does not have directly operated stores in Russia or Ukraine and has a minimal distributor and wholesale business which was less than 0.1% of the Company’s total Net sales for fiscal 2022 and fiscal 2021. Starting in the third quarter of fiscal 2022 the Company paused all wholesale shipments to Russia and Ukraine. The Company's total business in Europe represented less than 5% of fiscal 2022 and fiscal 2021 total Net sales.
Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
The outbreak of a novel strain of Covid-19 continues to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. The widespread impact of Covid-19 resulted in temporary closures of directly operated stores globally, as well as at our wholesale and licensing partners starting in fiscal 2020. Since then, certain directly operated stores and the stores of our wholesale and licensing partners have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. The Company's performance in fiscal 2022 was adversely impacted as a result of infections due to variants of Covid-19 in certain regions, most notably in Greater China, which resulted in disruptions in business performance including a decline in demand in the region. Furthermore, as discussed in "Recent Developments", Covid-19 has also resulted in ongoing supply chain challenges, such as logistic constraints, the closure of certain third-party manufacturers and increased freight costs.
We continue to monitor the latest developments regarding the pandemic and have made certain assumptions about the pandemic for purposes of our business and operating results, including assumptions regarding the duration, severity and global macroeconomic impacts of the pandemic. However, the full extent of the impact of Covid-19 on our business and operating results will depend largely on future events outside of our control including the ultimate duration, severity and geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others.
Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. However, some of these organizations have recently revised the forecast downward since the third quarter of fiscal 2022 primarily to reflect a higher-than-anticipated slowdown in Greater China, reflective of Covid-19 outbreaks and lockdown, and further negative economic impacts due to the crisis in Ukraine. Inflation is expected to remain elevated for longer than in previous forecasts and concerns regarding an oncoming recession have increased in recent months.
Certain markets around the world have been faced with labor shortages, which have not impacted the Company's operations to date. If these trends continue or worsen, it could potentially affect the Company's ability to attract and retain employees for its retail and fulfillment locations in the future.
Furthermore, currency volatility, political instability and potential changes to trade agreements or duty rates may contribute to a worsening of the macroeconomic environment or adversely impact our business. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs. Additionally, the Company has historically benefited from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences (“GSP”) program. The GSP program expired in the third quarter of fiscal 2021, resulting in additional duties that have negatively impacting gross profit.
Over the past year there has been significant discussion with regards to tax legislation by both the Biden Administration and the Organization for Economic Cooperation and Development (“OECD”). On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act of 2022 will become effective beginning in fiscal 2024. Given its recent pronouncement, it is unclear at this time what, if any, impact the Inflation Reduction Act of 2022 will have on the Company's tax rate and financial results. We will continue to evaluate its impact as further information becomes available.
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

FISCAL 2022 COMPARED TO FISCAL 2021
The following table summarizes results of operations for fiscal 2022 compared to fiscal 2021. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$6,684.5	100.0%	$5,746.3	100.0%	$938.2	16.3%
Gross profit	4,650.4	69.6	4,081.9	71.0	568.5	13.9
SG&A expenses	3,474.6	52.0	3,113.9	54.2	360.7	11.6
Operating income (loss)	1,175.8	17.6	968.0	16.8	207.8	21.5
Loss on extinguishment of debt	53.7	0.8	—	—	53.7	NM
Interest expense, net	58.7	0.9	71.4	1.2	(12.7)	(17.7)
Other expense (income)	16.4	0.2	(0.7)	—	17.1	NM
Income (Loss) before provision for income taxes	1,047.0	15.7	897.3	15.6	149.7	16.7
Provision for income taxes	190.7	2.9	63.1	1.1	127.6	NM
Net income (loss)	856.3	12.8	834.2	14.5	22.1	2.7
Net income (loss) per share:
Basic	$3.24		$3.00		$0.24	8.0
Diluted	$3.17		$2.95		$0.22	7.5

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2022 and fiscal 2021 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Fiscal 2022 Items

	Fiscal Year Ended July 2, 2022
		Items affecting comparability
	GAAP Basis (As Reported)	Acceleration Program	Debt Extinguishment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	3,553.8	—	—	3,553.8
Kate Spade	912.0	—	—	912.0
Stuart Weitzman	184.6	—	—	184.6
Gross profit(1)	$4,650.4	$—	$—	$4,650.4

Coach	2,079.9	6.7	—	2,073.2
Kate Spade	754.6	5.9	—	748.7
Stuart Weitzman	182.8	3.6	—	179.2
Corporate	457.3	26.6	—	430.7
SG&A expenses	$3,474.6	$42.8	$—	$3,431.8

Coach	1,473.9	(6.7)	—	1,480.6
Kate Spade	157.4	(5.9)	—	163.3
Stuart Weitzman	1.8	(3.6)	—	5.4
Corporate	(457.3)	(26.6)	—	(430.7)
Operating income (loss)	$1,175.8	$(42.8)	$—	$1,218.6

Loss on extinguishment of debt	53.7	—	53.7	—
Provision for income taxes	190.7	(3.4)	(12.9)	207.0
Net income (loss)	$856.3	$(39.4)	$(40.8)	$936.5
Net income (loss) per diluted common share	$3.17	$(0.15)	$(0.15)	$3.47

(1)    Adjustments within Gross profit are recorded within Cost of sales.
In fiscal 2022 the Company incurred charges as follows:
•Debt Extinguishment - Debt extinguishment charges relate to the premiums, amortization and fees associated with the $500 million cash tender of the Company's 2027 Senior Notes and 2025 Senior Notes in the second quarter of fiscal 2022. Refer to Note 12, "Debt," for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily share-based compensation and professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiative. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information.
These actions taken together increased the Company's SG&A expenses by $42.8 million, increased Loss on extinguishment of debt by $53.7 million and decreased Provision for income taxes by $16.3 million, negatively impacting net income by $80.2 million, or $0.30 per diluted share.

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

(1)    Adjustments within Gross profit are recorded within Cost of sales.
In fiscal 2021 the Company incurred adjustments as follows:
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
•Impairment - Total adjustments are primarily due to impairment charges on lease right-of use ("ROU") assets, as well as a reversal of raw material reserves which was established in fiscal 2020 as a result of the projected impact of Covid-19. Refer to the "Executive Overview" herein and Note 11, "Fair Value Measurements," for further information.
These actions taken together increased the Company's SG&A expenses by $135.4 million, decreased Cost of sales by $8.1 million and Provision for income taxes by $120.4 million, negatively impacting net income by $6.9 million, or $0.02 per diluted share.

Tapestry, Inc. Summary - Fiscal 2022
Currency Fluctuation Effects
The change in net sales and gross margin in fiscal 2022 compared to fiscal 2021 has been presented both including and excluding currency fluctuation effects.
Net Sales
The Company has provided comparisons to certain fiscal year 2019 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, starting in fiscal year 2020.

	Fiscal Year Ended		Variance
	July 2, 2022	July 3, 2021	Amount	%	Constant Currency Change	% Change versus FY19
	(millions)
Coach	$4,921.3	$4,253.1	$668.2	15.7%	16.2%	15.2%
Kate Spade	1,445.5	1,210.0	235.5	19.5	20.1	5.8
Stuart Weitzman	317.7	283.2	34.5	12.2	10.8	(18.4)
Total Tapestry	$6,684.5	$5,746.3	$938.2	16.3	16.8	10.9
Net sales in fiscal 2022 increased 16.3% or $938.2 million to $6.68 billion. Excluding the impact of foreign currency, net sales increased by 16.8% or $964.5 million. Included in net sales of $5.75 billion in fiscal 2021 is the favorable impact of the 53rd week, which resulted in incremental net revenues of $92.7 million.
•Coach Net Sales increased 15.7% or $668.2 million to $4.92 billion in fiscal 2022. Excluding the impact of foreign currency, net sales increased 16.2% or $691.0 million. The following discussion is presented excluding the favorable impact of the 53rd week to fiscal 2021 net sales of $67.7 million and the impact of foreign currency. The increase is primarily attributed to a net increase of $656.1 million in net retail sales driven by higher e-commerce in North America and global store sales with the exception of a decrease in store sales in Greater China due to Covid-19 related disruptions. This increase in net sales was also partially attributed to a $101.5 million increase in wholesale sales.
•Kate Spade Net Sales increased 19.5% or $235.5 million to $1.45 billion in fiscal 2022. Excluding the impact of foreign currency, net sales increased 20.1% or $242.9 million. The following discussion is presented excluding the favorable impact of the 53rd week to fiscal 2021 net sales of $21.7 million and the impact of foreign currency. The increase is primarily due to a net increase of $221.3 million in net retail sales driven by higher store and e-commerce sales in North America and store sales in Europe partially offset by a decrease in store sales in Greater China due to Covid-19 related disruptions. This increase in net sales was also partially attributed to a $47.9 million increase in wholesale sales.
•Stuart Weitzman Net Sales increased by 12.2% or $34.5 million to $317.7 million in fiscal 2022. Excluding the impact of foreign currency, net sales increased 10.8% or $30.7 million. The following discussion is presented excluding the favorable impact of the 53rd week to fiscal 2021 net sales of $3.3 million and the impact of foreign currency. The increase in net sales was primarily attributed to a $27.6 million increase in wholesale sales. This increase in net sales was also attributed to a $6.4 million increase in retail sales, primarily driven by higher e-commerce and store sales in North America, partially offset by a decrease in store sales in Greater China due to Covid-19 related disruptions.

Gross Profit

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$3,553.8	72.2%	$3,149.0	74.0%	$404.8	12.9%
Kate Spade	912.0	63.1	768.4	63.5	143.6	18.7
Stuart Weitzman	184.6	58.1	164.5	58.1	20.1	12.2
Tapestry	$4,650.4	69.6	$4,081.9	71.0	$568.5	13.9
Gross profit increased 13.9% or $568.5 million to $4.65 billion in fiscal 2022 from $4.08 billion in fiscal 2021. Gross margin for fiscal 2022 was 69.6% as compared to 71.0% in fiscal 2021. Excluding items affecting comparability of a reduction of expense of $8.1 million in fiscal 2021 as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 14.2% or $576.6 million to $4.65 billion from $4.07 billion in fiscal 2021. Excluding items affecting comparability, gross margin decreased 130 basis points to 69.6% compared to 70.9% in fiscal 2021 and was not materially impacted by foreign currency.
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
•Coach Gross Profit increased 12.9% or $404.8 million to $3.55 billion in fiscal 2022 from $3.15 billion in fiscal 2021. Gross margin decreased 180 basis points to 72.2% in fiscal 2022 as compared to 74.0% in fiscal 2021. Excluding items affecting comparability of a reduction of expense of $8.1 million in fiscal 2021, Coach gross profit increased 13.1% or $412.9 million to $3.55 billion from $3.14 billion in fiscal 2021. Excluding items affecting comparability, gross margin decreased 170 basis points to 72.2% from 73.9% in fiscal 2021 and was not materially impacted by foreign currency. This decrease in gross margin was primarily attributed to higher inbound freight costs. Unfavorable geography and product mix were more than offset by reduced promotional activity and stronger-than-anticipated sell-throughs.
•Kate Spade Gross Profit increased 18.7% or $143.6 million to $912.0 million in fiscal 2022 from $768.4 million in fiscal 2021. Gross margin decreased 40 basis points to 63.1% in fiscal 2022 from 63.5% in fiscal 2021. Kate Spade gross margin was not materially impacted by foreign currency. This decrease in gross margin was primarily attributed to higher inbound freight costs. Unfavorable channel and geography mix and higher duties were more than offset by reduced promotional activity, favorable product mix and pricing actions, as well as stronger-than-anticipated sell-throughs.
•Stuart Weitzman Gross Profit increased 12.2% or $20.1 million to $184.6 million in fiscal 2022 from $164.5 million in fiscal 2021. Gross margin remained flat at 58.1% in fiscal 2022 and fiscal 2021. On a constant currency basis, gross margin increased 120 basis points. This increase in gross margin is primarily due to reduced promotional activity and favorable product mix and pricing actions offset by unfavorable geography and channel mix.

Selling, General and Administrative Expenses

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,079.9	42.3%	$1,836.9	43.2%	$243.0	13.2%
Kate Spade	754.6	52.2	659.9	54.5	94.7	14.3
Stuart Weitzman	182.8	57.5	173.1	61.1	9.7	5.6
Corporate	457.3	NA	444.0	NA	13.3	3.0
Tapestry	$3,474.6	52.0	$3,113.9	54.2	$360.7	11.6
SG&A expenses increased 11.6% or $360.7 million to $3.47 billion in fiscal 2022 as compared to $3.11 billion in fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 52.0% during fiscal 2022 as compared to 54.2% during fiscal 2021. Excluding items affecting comparability of $42.8 million in fiscal 2022 and $135.4 million in fiscal 2021, SG&A expenses increased 15.2% or $453.3 million to $3.43 billion from $2.98 billion in fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 51.3% in fiscal 2022 from 51.8% in fiscal 2021.
•Coach SG&A Expenses increased 13.2% or $243.0 million to $2.08 billion in fiscal 2022 as compared to $1.84 billion in fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 42.3% in fiscal 2022 as compared to 43.2% in fiscal 2021. Excluding items affecting comparability of $6.7 million and $42.3 million in fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 15.5% or $278.6 million to $2.07 billion in fiscal 2022 from $1.79 billion in fiscal 2021. SG&A expenses as a percentage of sales decreased to 42.1% in fiscal 2022 from 42.2% in fiscal 2021. This increase in SG&A expenses is primarily due to higher marketing spend, most notably in digital, increased compensations costs, increased variable distribution and selling costs and a decrease in Covid-19 related wage subsidies and rent concessions.
•Kate Spade SG&A Expenses increased 14.3% or $94.7 million to $754.6 million in fiscal 2022 as compared to $659.9 million in fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 52.2% during fiscal 2022 as compared to 54.5% in fiscal 2021. Excluding items affecting comparability of $5.9 million and $23.7 million in fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 17.7% or $112.5 million to $748.7 million in fiscal 2022 compared to $636.2 million in fiscal 2021; and SG&A expenses as a percentage of sales decreased to 51.8% in fiscal 2022 from 52.6% in fiscal 2021. This increase is due to higher marketing spend, most notably in digital, increased compensation costs and an increase in variable distribution and selling costs.
•Stuart Weitzman SG&A Expenses increased 5.6% or $9.7 million to $182.8 million in fiscal 2022 as compared to $173.1 million in fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 57.5% during fiscal 2022 as compared to 61.1% in fiscal 2021. Excluding items affecting comparability of $3.6 million in fiscal 2022 and $3.6 million in fiscal 2021, SG&A expenses increased 5.7% or $9.7 million to $179.2 million in fiscal 2022 from $169.5 million in fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 56.4% in fiscal 2022 from 59.9% in fiscal 2021. This increase is primarily due to a decrease in Covid-19 related rent concessions and higher selling costs.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 3.0% or $13.3 million to $457.3 million in fiscal 2022 as compared to $444.0 million in fiscal 2021. Excluding items affecting comparability of $26.6 million and $65.8 million in fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 13.9% or $52.5 million to $430.7 million in fiscal 2022 as compared to $378.2 million in fiscal 2021. This increase in SG&A expenses is primarily due to higher compensation costs. Additionally in fiscal 2021, the Company recognized one-time gains as a result of the sale of our corporate office in Hong Kong SAR, China and on the deferred purchase price of the Kate Spade joint venture. The Company also made an endowment of the Tapestry foundation in fiscal 2021.

Operating Income (Loss)

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,473.9	29.9%	$1,312.1	30.9%	$161.8	12.3%
Kate Spade	157.4	10.9	108.5	9.0	48.9	45.1
Stuart Weitzman	1.8	0.6	(8.6)	(3.1)	10.4	NM
Corporate	(457.3)	NA	(444.0)	NA	(13.3)	(3.0)
Tapestry	1,175.8	17.6	$968.0	16.8	$207.8	21.5
Operating income increased $207.8 million to $1.18 billion during fiscal 2022 as compared to $968.0 million in fiscal 2021. Operating margin was 17.6% in fiscal 2022 as compared to 16.8% in fiscal 2021. Excluding items affecting comparability of $42.8 million in fiscal 2022 and $127.3 million in fiscal 2021, operating income increased $123.3 million to $1.22 billion from $1.10 billion in fiscal 2021; and operating margin was 18.2% in fiscal 2022 as compared to 19.1% in fiscal 2021. Within operating income in fiscal 2021 of $1.10 billion, which excludes items affecting comparability, is $30.0 million from the favorable impact of the 53rd week.
•Coach Operating Income increased $161.8 million to $1.47 billion in fiscal 2022, resulting in an operating margin of 29.9%, as compared to $1.31 billion and 30.9%, respectively in fiscal 2021. Excluding items affecting comparability, Coach operating income increased $134.3 million to $1.48 billion from $1.35 billion in fiscal 2021; and operating margin was 30.1% in fiscal 2022 as compared to 31.7% in fiscal 2021. This increase in operating income is due to an increase in gross profit, partially offset by higher SG&A expenses and the favorable impact of the 53rd week in fiscal 2021 of $28.6 million.
•Kate Spade Operating Income increased $48.9 million to $157.4 million in fiscal 2022, resulting in an operating margin of 10.9%, as compared to 108.5 million and 9.0%, respectively in fiscal 2021. Excluding items affecting comparability, Kate Spade operating income increased $31.1 million to $163.3 million from $132.2 million in fiscal 2021; and operating margin was 11.3% in fiscal 2022 as compared to 10.9% in fiscal 2021. This increase in operating income is due to an increase in gross profit, partially offset by higher SG&A expenses and the favorable impact of the 53rd week in fiscal 2021 of $4.7 million.
•Stuart Weitzman Operating Income increased $10.4 million to $1.8 million in fiscal 2022, resulting in an operating margin of 0.6%, as compared to an operating loss of $8.6 million in fiscal 2021 and operating margin of (3.1)%. Excluding items affecting comparability, Stuart Weitzman operating loss decreased $10.4 million to an operating income of $5.4 million from an operating loss of $5.0 million in fiscal 2021; and operating margin was 1.7% in fiscal 2022 as compared to (1.8)% in fiscal 2021. This decrease in operating loss is due to an increase in gross profit, partially offset by higher SG&A expenses and the favorable impact of the 53rd week in fiscal 2021 of $0.2 million.
Loss on Extinguishment of Debt
In the second quarter of fiscal 2022, the Company early tendered $500 million in aggregate of the Company’s 2027 Senior Notes and 2025 Senior Notes. As a result, the Company incurred a loss on extinguishment of debt of $53.7 million in fiscal 2022, primarily related to the premiums, amortization and fees associated with the partial tender.
Interest Expense, net
Net interest expense decreased 17.7% or $12.7 million to $58.7 million in fiscal 2022 as compared to $71.4 million in fiscal 2021. This decrease in Interest expense, net is due to higher interest income and lower bond interest expense on senior notes.
Other Expense (Income)
Other expense increased $17.1 million to $16.4 million in fiscal 2022 as compared to an income of $0.7 million in fiscal 2021. This increase in other expense is related to an increase in foreign exchange losses.
Provision for Income Taxes
The effective tax rate was 18.2% in fiscal 2022 as compared to 7.0% in fiscal 2021. Excluding items affecting comparability, the effective tax rate was 18.1% in fiscal 2022 as compared to 17.9% in fiscal 2021. The increase in our effective tax rate was primarily attributable to geographic mix of earnings.

Net Income (Loss)
Net income increased $22.1 million to a net income of $856.3 million in fiscal 2022 as compared to a net income of $834.2 million in fiscal 2021. Excluding items affecting comparability, net income increased $95.4 million to $936.5 million in fiscal 2022 from $841.1 million in fiscal 2021. This increase was primarily due to higher operating income, partially offset by an increase in the provision for income taxes.
Net Income (Loss) per Share
Net income per diluted share was $3.17 in fiscal 2022 as compared to net income per diluted share of $2.95 in fiscal 2021. Excluding items affecting comparability, net income per diluted share increased $0.50 to $3.47 in fiscal 2022 from $2.97 in fiscal 2021, primarily due to higher net income and a decrease in shares outstanding. The impact of the 53rd week in fiscal 2021 contributed approximately $0.09 to net income per diluted share.
FISCAL 2021 COMPARED TO FISCAL 2020
The comparison of fiscal 2021 to 2020 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended July 3, 2021, filed on August 19, 2021.
NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported Gross profit, SG&A expenses, Operating income, Provision for income taxes, Net income and Earnings per diluted share in fiscal 2022 and fiscal 2021 and the reported Loss on extinguishment of debt in fiscal 2022 reflect certain items, including the impact of Debt Extinguishment costs in fiscal 2022, Acceleration Program costs in fiscal 2022 and 2021, and the CARES Act Tax Impact and Impairment costs in fiscal 2021. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Furthermore, the Company has disclosed the impact of the 53rd week in fiscal 2021 on net sales, operating income and earnings per diluted share results.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive full and partial store closures resulting from the Covid-19 pandemic, comparable store sales are not reported for fiscal year ended July 2, 2022 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

FINANCIAL CONDITION
Cash Flows - Fiscal 2022 Compared to Fiscal 2021

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	Change
	(millions)
Net cash provided by (used in) operating activities	$853.2	$1,323.7	$(470.5)
Net cash provided by (used in) investing activities	(253.6)	(91.0)	(162.6)
Net cash provided by (used in) financing activities	(1,778.1)	(666.0)	(1,112.1)
Effect of exchange rate changes on cash and cash equivalents	(39.4)	14.7	(54.1)
Net increase (decrease) in cash and cash equivalents	$(1,217.9)	$581.4	$(1,799.3)
The Company’s cash and cash equivalents decreased by $1.22 billion in fiscal 2022 compared to an increase of $581.4 million in fiscal 2021, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $470.5 million primarily due to changes in operating assets and liabilities of $597.1 million, partially offset by the loss on extinguishment of debt of $53.7 million, the impact of non-cash charges of $50.8 million and higher net income of $22.1 million.
The $597.1 million change in our operating asset and liability balances was primarily driven by:
•Inventories were a use of cash of $311.7 million in fiscal 2022 as compared to a source of cash of $32.2 million in fiscal 2021, primarily driven by higher receipts, increased in-transit levels due to longer lead times and increased inbound freight costs compared to prior year.
•Accounts payable were a source of cash of $86.4 million in fiscal 2022 as compared to a source of cash of $307.3 million in fiscal 2021, primarily due to the extension of payment terms with certain vendors in fiscal 2021 and higher inventory in-transit in fiscal 2022.
•Other assets were a use of cash of $20.2 million in fiscal 2022 as compared to a use of cash of $223.1 million in fiscal 2021, primarily attributed to income tax receivables including the NOL carryback claim under the CARES Act filed in fiscal 2021 and the timing of payments and other refunds in the U.S.
•Accrued liabilities were a use of cash of $16.1 million in fiscal 2022 as compared to a source of cash of $140.3 million in fiscal 2021, primarily attributed to the Annual Incentive Plan payment as the Company did not pay out during fiscal 2021 (for performance during fiscal year 2020) offset by increased distribution costs driven by higher sales and inbound freight.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $253.6 million in fiscal 2022 compared to a use of cash of $91.0 million in fiscal 2021, resulting in a $162.6 million increase in net cash used in investing activities.
The $253.6 million use of cash in fiscal 2022 is primarily due to purchases of investments of $540.4 million and capital expenditures of $93.9 million, partially offset by proceeds from maturities and sales of investments of $380.7 million.
The $91.0 million use of cash in fiscal 2021 is primarily due to capital expenditures of $116.0 million. This use of cash was partially offset by net cash proceeds from the sales of building of $23.9 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $1.78 billion in fiscal 2022 as compared to a use of cash of $666.0 million in fiscal 2021, resulting in a $1.11 billion increase in net cash used in financing activities.
The $1.78 billion use of cash in fiscal 2022 was primarily due to repurchase of common stock of $1.60 billion, repayment of debt of $900.0 million, payment of dividends of $264.4 million and the payment of debt extinguishment costs of $50.7 million, partially offset by proceeds from debt, net of discount of $998.5 million.
The $666.0 million use of cash in fiscal 2021 was primarily due to repayments on the Revolving Credit Facility of $700.0 million, partially offset by proceeds from share based awards of $61.2 million.

Cash Flows - Fiscal 2021 Compared to Fiscal 2020
The comparison of fiscal 2021 to 2020 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended July 3, 2021, filed on August 19, 2021.
Working Capital and Capital Expenditures
As of July 2, 2022, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$789.8	$—	$789.8
Short-term investments(1)	163.4	—	163.4
Term Loans(2)	500.0	500.0	—
Revolving Credit Facility(2)	1,250.0	—	1,250.0
3.050% Senior Notes due 2032(3)	500.0	500.0	—
4.125% Senior Notes due 2027(3)	396.6	396.6	—
4.250% Senior Notes due 2025(3)	303.4	303.4	—
Total	$3,903.2	$1,700.0	$2,203.2

(1)    As of July 2, 2022, approximately 34.7% of our Cash and cash equivalents and Short-term investments were held outside the United States. We have analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and have determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. The Company has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated. See Note 15, "Income Taxes" for more information.
(2)    On May 11, 2022, the Company financed and replaced the $900.0 Million Revolving Credit Facility by entering into a new credit facility that (i) includes an increased revolving credit facility (the “$1.25 Billion Revolving Credit Facility”) from $900.0 million to $1.25 billion, (ii) includes an unsecured $500.0 Million Term Loan (the “Term Loan”) and (iii) redefines certain terms within the replaced Revolving Credit Facility. Both the $1.25 Billion Revolving Credit Facility and Term Loan (collectively, the “Credit Facilities”) will mature on May 11, 2027. The Company and its subsidiaries must comply on a quarterly basis with a maximum 4.0 to 1.0 ratio of (a) consolidated debt minus unrestricted cash and cash equivalents in excess of $300 million to (b) consolidated EBITDAR.
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of July 2, 2022.
The Term Loan includes a two-month delayed draw period from the closing date. On June 14, 2022 the Company drew down on the Term Loan to satisfy the Company’s remaining obligations under the 3.000% senior unsecured notes due 2022 and for general corporate purposes. The Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. As of July 2, 2022, $31.2 million of the Term Loan is included in Current debt on the Consolidated Balance Sheet. Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. Additionally, the Company will pay a ticking fee on the undrawn amount of the Term Loan. Refer to Note 12, "Debt," for further information on our existing debt instruments.
(3)    In December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes") and completed cash tender offers for $203.4 million and

$296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In June 2017, the Company issued $600.0 million aggregate principal amount of 2027 Senior Notes, and $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"). The 2022 Senior Notes were fully redeemed as of July 2, 2022. In March 2015, the Company issued $600.0 million aggregate principal amount of 2025 Senior Notes. Furthermore, the indentures for the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of July 2, 2022, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of July 2, 2022, there were 14 financial institutions participating in the Revolving Credit Facility and Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 14%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2023 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, which is uncertain as a result of Covid-19, and to financial, business and other factors, some of which are beyond the Company's control.
To improve our working capital efficiency, starting in fiscal 2021 we made available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. We do not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.
Total capital expenditures and cloud computing implementation costs were $161.6 million in fiscal 2022 as the Company continues to prioritize investing in digital capabilities. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Consolidated Balance Sheets.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season. In fiscal 2022, due to the increased in-transit times, the Company started to build inventory in the fourth fiscal quarter for the fiscal 2023 winter and holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including macroeconomic events, such as Covid-19, or adverse weather conditions.
Stock Repurchase Plan
On November 11, 2021, the Company announced the Board of Directors authorized a common stock repurchase program to repurchase up to $1.00 billion of its outstanding common stock (the "2021 Share Repurchase Program"). On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of July 2, 2022, the Company had $1.50 billion of additional shares available to be repurchased as authorized under the 2021 Share Repurchase Program and 2022 Share Repurchase Program. Refer to Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," for further information. The Company intends to repurchase approximately $700.0 million worth of stock in fiscal 2023, all of which is remaining under its current authorization.

Contractual and Other Obligations
Firm Commitments
As of July 2, 2022, the Company's contractual obligations are as follows:

	Total	Fiscal 2023	Fiscal 2024 – 2025	Fiscal 2026 – 2027	Fiscal 2028 and Beyond
	(millions)
Capital expenditure & cloud computing implementation commitments	$49.7	$41.0	$8.7	$—	$—
Inventory purchase obligations	460.7	460.7	—	—	—
Operating lease obligations	2,064.8	365.2	556.3	373.6	769.7
Finance lease obligations	4.1	1.4	2.7	—	—
Debt repayment	1,700.0	$31.2	353.4	418.8	896.6
Interest on outstanding debt	347.5	60.1	114.6	88.8	84.0
Mandatory transition tax payments(1)	127.1	31.8	95.3	—	—
Other	323.5	177.1	141.6	4.8	—
Total	$5,077.4	$1,168.5	$1,272.6	$886.0	$1,750.3

(1)    Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the Tax Legislation. Refer to Note 15, "Income Taxes," for further information. Interest on outstanding debt includes fixed interest expenses for unsecured notes and variable interest expenses for the term loan. The estimated interest expenses associated with our term loan is based on the current interest rate as of July 2, 2022. Refer to Note 12, "Debt," for further information.
We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing. Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $101.1 million as of July 2, 2022, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. Besides the firm commitments noted above, the above table excludes other amounts included in current liabilities in the Consolidated Balance Sheet at July 2, 2022 as these items will be paid within one year and certain long-term liabilities not requiring cash payments.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees of $37.8 million as of July 2, 2022, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through calendar 2028.
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
At July 2, 2022, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At July 2, 2022, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2022 or fiscal 2021. During the third quarter of fiscal 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. The reduction in both cash from operations and future expected cash flows were exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. As a result of these macroeconomic conditions, the Company concluded that a triggering event had occurred during the third quarter of fiscal 2020, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of the third quarter of fiscal 2020 did not exceed their respective carrying values. Accordingly, in the third quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment. During the third quarter of fiscal 2020, the Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment. In considering the excess of the fair value over its carrying value for all Coach and Kate Spade reporting unit and indefinite-lived brand intangibles, management did not perform an interim assessment for these reporting units in fiscal 2020. Further, the Company determined there was no impairment during the fiscal 2020 annual impairment assessment.
Based on the annual assessment in fiscal 2022, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2022 testing date exceeded their carrying values by approximately 50% and 90%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all channels, and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2023 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2022 net income.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of July 2, 2022 and July 3, 2021, forward currency contracts designated as cash flow hedges with a notional amount of $41.5 million and $61.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of July 2, 2022.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the Japanese Yen and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of July 2, 2022 and July 3, 2021, the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $274.1 million and $248.2 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at July 2, 2022 and July 3, 2021 was $0.4 million and $0.3 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at July 2, 2022 and July 3, 2021 was $3.2 million and $1.2 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of July 2, 2022, a 10% change in the value of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
The Company is also exposed to foreign currency exchange rate fluctuations with respects to net investment hedges. As of July 2, 2022, we have multiple fixed to fixed cross currency swap agreements with aggregate notional amounts of $1.20 billion to hedge our net investment in Euro-denominated subsidiaries and Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The fair values of outstanding derivative contracts related to net investment hedges included in long-term assets and long-term liabilities at July 2, 2022 are $47.8 million and $44.0 million, respectively. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 2.4% to 2.7% in Euros and 0.6% to 1.3% in Japanese Yen. A 10% change in the value of the U.S. dollar against the exchange rates for currencies under contract as of July 2, 2022, would result in an immaterial impact on the net investment hedge derivative contract fair values. Refer to Note 10, "Derivative Investments and Hedging Activities," for additional information.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its $1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan entered into under the credit agreement dated May 11, 2022, the Term Loan, the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes (collectively the "Senior Notes") and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the $1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan (collectively, the "Credit Facilities"). Borrowings under the $1.25 Billion

Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. A hypothetical 10% change in the Credit Facilities interest rate would have resulted in an immaterial change in interest expense in fiscal 2022. Furthermore, a prolonged disruption on our business resulting from the Covid-19 pandemic may impact our ability to satisfy the terms of our Credit Facilities, including our liquidity covenant.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At July 2, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes and 2025 Senior Notes was approximately $409 million, $383 million and $304 million, respectively. The fair value of the 2027 Senior Notes and 2025 Senior Notes at July 2, 2022 reflects the impact of the $500 million cash tender offer completed during the second quarter of fiscal 2022. At July 3, 2021, the fair value of the 2027 Senior Notes, 2022 Senior Notes and 2025 Senior Notes was approximately $659 million, $407 million and $652 million, respectively. The 2022 Senior Notes were fully redeemed as of July 2, 2022. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of July 2, 2022.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2022 and concluded that it is effective.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of July 2, 2022 as included elsewhere herein.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our Corporate employees have worked remotely during the fiscal year due to the Covid-19 pandemic. We will continue to evaluate and monitor the impact of Covid-19 on our internal controls. Refer to item 1A. “Risk Factors,” for further information regarding the risks to our business associated with Covid-19.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2022 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2022 Annual Meeting of Stockholders and such information is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules. Refer to “Index to Financial Statements” appearing herein.
(b)Exhibits. Refer to the exhibit index which is included herein.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TAPESTRY, INC.

Date: August 18, 2022	By:	/s/ Joanne C. Crevoiserat
Name: Joanne C. Crevoiserat Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 18, 2022.

Signature	Title

/s/ Joanne C. Crevoiserat	Chief Executive Officer
Joanne C. Crevoiserat	(Principal Executive Officer)

/s/ Scott A. Roe	Chief Financial Officer
Scott A. Roe	(Principal Financial Officer)

/s/ Manesh B. Dadlani	Corporate Controller
Manesh B. Dadlani	(Principal Accounting Officer)

/s/ Anne Gates	Independent Chair, Board of Directors
Anne Gates

/s/ John P. Bilbrey	Director
John P. Bilbrey

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Denton	Director
David Denton

/s/ Johanna W. Faber	Director
Johanna W. Faber

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Pam Lifford	Director
Pam Lifford

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

/s/ Ivan Menezes	Director
Ivan Menezes

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of July 2, 2022 and July 3, 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 2, 2022, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2022 and July 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Other Intangible Assets - Kate Spade - Refer to Notes 3 and 14 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived brand intangible assets for impairment involves the comparison of carrying value to their respective fair values. The determination of the fair values requires management to make significant estimates and assumptions related to forecasts of future cash flows and growth rates, as well as discount rates. Changes in these assumptions could have a significant impact on either the fair values, the amount of any impairment charge, or both.
The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2022 testing date exceeded their respective carrying values by approximately 50% and 90%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all channels, and other initiatives aimed at increasing profitability of the business.
Given the significant judgments made by management to estimate the fair value of the Kate Spade operations used in both the goodwill and Kate Spade indefinite-lived brand intangible fair value analyses and the difference between their fair values and carrying values, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasts of future cash flows and growth rates and the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows and growth rates and discount rates included the following:
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
August 18, 2022

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of July 2, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements and financial statement schedule as of and for the year ended July 2, 2022, of the Company and our report dated August 18, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 18, 2022

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	July 2, 2022	July 3, 2021
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$789.8	$2,007.7
Short-term investments	163.4	8.1
Trade accounts receivable, less allowances for credit losses of $3.7 and $4.2, respectively	252.3	200.2
Inventories	994.2	734.8
Income tax receivable	217.2	254.6
Prepaid expenses	105.2	93.8
Other current assets	51.7	76.1
Total current assets	2,573.8	3,375.3
Property and equipment, net	544.4	678.1
Operating lease right-of-use assets	1,281.6	1,496.6
Goodwill	1,241.5	1,297.3
Intangible assets	1,366.6	1,373.4
Deferred income taxes	47.9	65.6
Other assets	209.5	96.1
Total assets	$7,265.3	$8,382.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$520.7	$445.2
Accrued liabilities	628.2	661.2
Current portion of operating lease liabilities	288.7	319.4
Current debt	31.2	—
Total current liabilities	1,468.8	1,425.8
Long-term debt	1,659.2	1,590.7
Long-term operating lease liabilities	1,282.3	1,525.9
Deferred income taxes	221.7	203.9
Long-term income taxes payable	95.3	127.1
Other liabilities	252.5	249.7
Total liabilities	4,979.8	5,123.1

See Note 13 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value) issued and outstanding – 241.2 million and 279.5 million shares, respectively	2.4	2.8
Additional paid-in-capital	3,620.2	3,487.0
Retained earnings (accumulated deficit)	(1,166.2)	(158.5)
Accumulated other comprehensive income (loss)	(170.9)	(72.0)
Total stockholders’ equity	2,285.5	3,259.3
Total liabilities and stockholders’ equity	$7,265.3	$8,382.4
 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(millions, except per share data)
Net sales	$6,684.5	$5,746.3	$4,961.4
Cost of sales	2,034.1	1,664.4	1,722.1
Gross profit	4,650.4	4,081.9	3,239.3
Other selling, general and administrative expenses	3,474.6	3,113.9	3,312.4
Impairment of goodwill and intangible assets	—	—	477.7
Operating income (loss)	1,175.8	968.0	(550.8)
Loss on extinguishment of debt	53.7	—	—
Interest expense, net	58.7	71.4	60.1
Other expense (income)	16.4	(0.7)	13.3
Income (loss) before provision for income taxes	1,047.0	897.3	(624.2)
Provision for income taxes	190.7	63.1	27.9
Net income (loss)	$856.3	$834.2	$(652.1)
Net income (loss) per share:
Basic	$3.24	$3.00	$(2.34)
Diluted	$3.17	$2.95	$(2.34)
Shares used in computing net income (loss) per share:
Basic	264.3	277.9	278.6
Diluted	270.1	283.0	278.6

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(millions)
Net income (loss)	$856.3	$834.2	$(652.1)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(1.6)	(1.8)	5.6
Unrealized gains (losses) on available-for-sale investments, net	(0.5)	—	0.5
Change in pension liability, net	—	—	(1.7)
Foreign currency translation adjustments	(96.8)	22.0	(13.4)
Other comprehensive income (loss), net of tax	(98.9)	20.2	(9.0)
Comprehensive income (loss)	$757.4	$854.4	$(661.1)

 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4
Net income (loss)	—	—	—	(652.1)	—	(652.1)
Other comprehensive income (loss)	—	—	—	—	(9.0)	(9.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.3	—	(10.5)	—	—	(10.5)
Share-based compensation	—	—	66.9	—	—	66.9
Repurchase and retirement of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($1.013 per share)	—	—	—	(283.5)	—	(283.5)
Cumulative adjustment from adoption of new accounting standards	—	—	—	(48.8)	—	(48.8)
Balance at June 27, 2020	276.2	2.8	3,358.5	(992.7)	(92.2)	2,276.4
Net income (loss)	—	—	—	834.2	—	834.2
Other comprehensive income (loss)	—	—	—	—	20.2	20.2
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.3	—	53.6	—	—	53.6
Share-based compensation	—	—	74.9	—	—	74.9
Balance at July 3, 2021	279.5	2.8	3,487.0	(158.5)	(72.0)	3,259.3
Net income (loss)	—	—	—	856.3	—	856.3
Other comprehensive income (loss)	—	—	—	—	(98.9)	(98.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.7	—	43.8	—	—	43.8
Share-based compensation	—	—	89.4	—	—	89.4
Repurchase of common stock	(42.0)	(0.4)	—	(1,599.6)	—	(1,600.0)
Dividends declared ($1.000 per share)	—	—	—	(264.4)	—	(264.4)
Balance at July 2, 2022	241.2	$2.4	$3,620.2	$(1,166.2)	$(170.9)	$2,285.5

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(millions)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$856.3	$834.2	$(652.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195.3	218.7	248.3
Covid-19 related impairment charges	—	45.8	813.5
Provision for bad debt	19.9	2.8	26.0
Loss on extinguishment of debt	53.7	—	—
Share-based compensation	72.2	64.1	53.1
Acceleration program charges	14.8	5.1	24.8
Integration and restructuring activities	—	—	14.0
Deferred income taxes	29.9	52.6	(115.7)
Changes to lease related balances, net	(53.4)	(125.6)	73.1
Gain on sale of building	—	(13.2)	—
Gain on deferred purchase price	—	(12.5)	—
Other non-cash charges, net	31.3	21.4	2.3
Changes in operating assets and liabilities:
Trade accounts receivable	(96.0)	(9.6)	61.9
Inventories	(311.7)	32.2	(58.6)
Other liabilities	(9.2)	(16.8)	(37.8)
Accounts payable	86.4	307.3	(91.7)
Accrued liabilities	(16.1)	140.3	7.6
Other assets	(20.2)	(223.1)	38.3
Net cash provided by operating activities	853.2	1,323.7	407.0
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchases of property and equipment	(93.9)	(116.0)	(205.4)
Purchases of investments	(540.4)	(0.7)	(212.4)
Proceeds from maturities and sales of investments	380.7	1.8	462.1
Proceeds from sale of building	—	23.9	—
Net cash (used in) provided by investing activities	(253.6)	(91.0)	44.3
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of dividends	(264.4)	—	(380.3)
Repurchase of common stock	(1,600.0)	—	(300.0)
Proceeds from revolver	—	—	700.0
Proceeds from debt, net of discount	998.5	—	—
Payment of initial debt costs	(4.6)	—	—
Payment of debt extinguishment costs	(50.7)	—	—
Repayment of debt	(900.0)	(11.5)	—
Proceeds from share-based awards	74.7	61.2	4.3
Repayment of revolving credit facility	—	(700.0)	—
Taxes paid to net settle share-based awards	(30.6)	(7.5)	(14.9)
Other financing activity	(1.0)	(8.2)	(3.2)
Net cash (used in) provided by financing activities	(1,778.1)	(666.0)	5.9
Effect of exchange rate changes on cash and cash equivalents	(39.4)	14.7	(0.1)
(Decrease) increase in cash and cash equivalents	(1,217.9)	581.4	457.1
Cash and cash equivalents at beginning of year	2,007.7	1,426.3	969.2
Cash and cash equivalents at end of year	$789.8	$2,007.7	$1,426.3
Supplemental information:
Cash paid for income taxes, net	$179.7	$251.8	$87.2
Cash paid for interest	$67.8	$69.7	$68.1
Non-cash investing activity – property and equipment obligations	$6.7	$14.4	$21.1
 See accompanying Notes.

TAPESTRY, INC.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Tapestry, Inc. (the "Company") is a leading New York-based house of accessible luxury accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
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
2. BASIS OF PRESENTATION AND ORGANIZATION
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended July 2, 2022 (“fiscal 2022”) was a 52-week period. The fiscal year ended July 3, 2021 (“fiscal 2021”) was a 53-week period and the fiscal year ended June 27, 2020 (“fiscal 2020”) was a 52-week period. The fiscal year ending July 1, 2023 (“fiscal 2023”) will be a 52-week period.
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
Starting in fiscal 2020, in response to the Covid-19 pandemic, the Company took actions to reinforce its liquidity and financial flexibility. If stores are required to close again for an extended period of time due to a resurgence of increased infections, the Company's liquidity may be negatively impacted. Refer to Part I, Item 1A. "Risk Factors" herein.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for the realizability of inventory; asset retirement obligations; customer returns, end-of-season markdowns and operational chargebacks; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; accounting for business combinations; the valuation of stock-based compensation awards and related expected forfeiture rates; reserves for restructuring; and reserves for litigation and other contingencies, amongst others.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated over ten to 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years, and software and computer equipment is generally depreciated over lives of three to seven years. Implementation costs eligible for capitalization related to cloud computing arrangements that are a service contract are recorded within Prepaid expenses and Other non-current assets in the Consolidated Balance Sheets and amortized as Selling, general and administrative ("SG&A") expense in the Consolidated Statement of Operations over the term of the associated hosting arrangement. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as Property and equipment and Operating lease right-of-use ("ROU") assets are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $4.0 million and $60.9 million of impairment charges in fiscal 2022 and fiscal 2021, respectively.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount. The Company determined that there was no impairment in fiscal 2022 or fiscal 2021. In fiscal 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit and an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand.
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
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2022 and fiscal 2021, the Company had asset retirement obligations of $48.8 million and $45.1 million, respectively, primarily classified within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Shipping and Handling
Shipping and handling costs incurred were $230.8 million, $178.6 million and $128.1 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within Cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in Cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as digital and other media and production costs. In fiscal 2022, fiscal 2021 and fiscal 2020, advertising expenses for the Company totaled $551.6 million, $395.2 million and $238.0 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.

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
Derivative Instruments
The majority of the Company’s purchases of finished goods are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its sale of U.S. dollar inventory to foreign operating subsidiaries in local currency, as well as risk related to various cross-currency intercompany loans and payables, and translation risk. The Company is also exposed to foreign currency risk related to changes in the U.S. dollar value of its net investment in foreign subsidiaries. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes.
The Company records all derivative contracts at fair value on the Consolidated Balance Sheets. The fair values of foreign currency derivatives are based on the forward curves of the specific indices upon which settlement is based and include an

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

adjustment for the Company’s credit risk. Judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.
For derivative instruments that qualify for hedge accounting, the changes in the fair value of these instruments are either (i) offset against the changes in fair value of the hedged assets or liabilities through earnings or (ii) recognized as a component of Accumulated other comprehensive income (loss) ("AOCI") until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. For derivative instruments that are designated as a net investment hedge, the changes in the fair value of the instruments are recognized as a component of AOCI, and upon discontinuation of the hedge remain in AOCI until the net investment is sold or liquidated.
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
If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings within foreign currency gains (losses). Upon discontinuance of hedge accounting, the cumulative change in fair value of cash flow derivatives previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2022 to June 2023. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. The maturity date of most instruments held as of July 2, 2022 are in August 2022, and such contracts are typically renewed upon maturity if the related balance has not been settled. The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from April 2025 to March 2032.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in Topic 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 as of the beginning of fiscal 2022. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements and notes thereto.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended July 2, 2022.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2022
Coach	$3,102.8	$892.2	$691.3	$235.0	$4,921.3
Kate Spade	1,156.7	41.7	139.0	108.1	1,445.5
Stuart Weitzman	189.9	92.7	0.4	34.7	317.7
Total	$4,449.4	$1,026.6	$830.7	$377.8	$6,684.5

Fiscal 2021
Coach	$2,466.3	$930.6	$666.3	$189.9	$4,253.1
Kate Spade	936.7	55.2	134.7	83.4	1,210.0
Stuart Weitzman	139.4	108.3	4.0	31.5	283.2
Total	$3,542.4	$1,094.1	$805.0	$304.8	$5,746.3

Fiscal 2020
Coach	$2,015.5	$600.8	$691.0	$218.4	$3,525.7
Kate Spade	889.4	48.3	141.6	70.2	1,149.5
Stuart Weitzman	146.2	81.2	18.3	40.5	286.2
Total	$3,051.1	$730.3	$850.9	$329.1	$4,961.4

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, South Korea, Singapore and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of July 2, 2022 and July 3, 2021 was $41.5 million and $32.4 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended July 2, 2022, net sales of $16.8 million were recognized from amounts recorded as deferred revenue as of July 3, 2021. For the fiscal year ended July 3, 2021, net sales of $12.5 million were recognized from amounts recorded as deferred revenue as of June 27, 2020.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

5. RESTRUCTURING ACTIVITIES
Acceleration Program
Starting in fiscal 2020, the Company embarked on a strategic growth plan after undergoing a review of its business under its multi-year growth agenda. This multi-faceted, multi-year strategic growth plan (the "Acceleration Program") reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and share-based compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Since inception in fiscal 2020, the Company incurred total pre-tax charges of $219.4 million. The Company does not expect to incur further expenses related to the Acceleration Program in fiscal 2023.
Under the Acceleration Program, the Company incurred charges of $42.8 million during the fiscal year ended July 2, 2022, all of which was recorded within SG&A expenses. Of the $42.8 million recorded within SG&A expenses, $26.6 million was recorded within Corporate, $6.7 million was recorded within the Coach segment, $5.9 million was recorded within the Kate Spade segment and $3.6 million was recorded within the Stuart Weitzman segment.
During the fiscal year ended July 3, 2021, the Company incurred charges of $89.6 million, all of which was recorded within SG&A expenses. Of the $89.6 million recorded within SG&A, $65.8 million was recorded within Corporate, $21.9 million was recorded within the Coach segment, $4.4 million was recorded within the Kate Spade segment and a reduction of expense of $2.5 million was recorded within the Stuart Weitzman segment.
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
A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	$16.6	$5.9	$67.1	$89.6
Cash payments	(38.2)	(11.9)	(36.6)	(86.7)
Non-cash charges	—	5.8	(10.9)	(5.1)
Liability balance as of July 3, 2021	$3.3	$0.3	$22.5	$26.1
Fiscal 2022 charges	$0.5	$3.9	$38.4	$42.8
Cash payments	(2.7)	(6.4)	(38.2)	(47.3)
Non-cash charges	—	2.4	(17.2)	(14.8)
Liability balance as of July 2, 2022	$1.1	$0.2	$5.5	$6.8

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at June 27, 2020	$1.1	$—	$(93.3)	$(92.2)
Other comprehensive income (loss) before reclassifications	(6.6)	—	22.0	15.4
Less: amounts reclassified from accumulated other comprehensive income (loss)	(4.8)	—	—	(4.8)
Net current-period other comprehensive income (loss)	(1.8)	—	22.0	20.2
Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$(72.0)
Other comprehensive income (loss) before reclassifications	(4.2)	(0.5)	(96.8)	(101.5)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(2.6)	—	—	(2.6)
Net current-period other comprehensive income (loss)	(1.6)	(0.5)	(96.8)	(98.9)
Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.9 million and $0.3 million as of July 2, 2022 and July 3, 2021, respectively. The amounts reclassified from AOCI are net of tax of $0.8 million and $0.1 million as of July 2, 2022 and July 3, 2021, respectively.
(2)    As of July 2, 2022, OCI before reclassifications includes a net loss of $7.6 million related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations. The ending balances of AOCI related to net investment hedges are net of tax of $(11.4) million as of July 2, 2022 and as the Company began entering into net investment hedges in Fiscal 2022, there was no balance as of July 3, 2021.
7. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	July 2, 2022	July 3, 2021	June 27, 2020
	(millions)
Share-based compensation expense(1)	$89.4	$74.9	$66.9
Income tax benefit related to share-based compensation expense	15.2	12.9	13.8

(1)    During the fiscal year ended July 2, 2022, the Company incurred $17.2 million of share-based compensation expense related to its Acceleration Program. During the fiscal year ended July 3, 2021, the Company incurred $10.8 million of share-based compensation expense related to Acceleration Program. During the fiscal year ended June 27, 2020, the Company incurred $9.8 million of share-based compensation expense related to its organization-related and integration activities and $4.0 million of share-based compensation expense related to its Acceleration Program. Refer to Note 5, "Restructuring Activities," for further information.
Stock-Based Plans
The Company maintains the Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Stock Options
A summary of stock option activity during the fiscal year ended July 2, 2022 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at July 3, 2021	13.3	$35.99
Granted	0.7	42.27
Exercised	(2.2)	33.70
Forfeited or expired	(1.8)	48.94
Outstanding at July 2, 2022	10.0	34.52	5.4	$49.9
Vested and expected to vest at July 2, 2022	10.0	34.61	5.3	49.0
Exercisable at July 2, 2022	6.5	39.32	4.0	15.7
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	July 2, 2022	July 3, 2021	June 27, 2020
Expected term (years)	5.0	5.1	5.1
Expected volatility	46.9%	48.8%	37.6%
Risk-free interest rate	0.8%	0.3%	1.5%
Dividend yield	2.4%	—%	6.3%
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
The weighted-average grant-date fair value of options granted during fiscal 2022, fiscal 2021 and fiscal 2020 was $13.94, $7.54 and $3.83, respectively. The total intrinsic value of options exercised during fiscal 2022, fiscal 2021 and fiscal 2020 was $17.5 million, $17.0 million and $0.0 million, respectively. The total cash received from option exercises was $71.3 million, $58.1 million and $0.1 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $3.7 million, $3.7 million and $0.0 million, respectively.
At July 2, 2022, $16.7 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.3 years.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended July 2, 2022 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 3, 2021	7.3	$21.11
Granted	1.9	41.70
Vested	(2.2)	25.00
Forfeited	(0.6)	24.62
Non-vested at July 2, 2022	6.4	25.15
At July 2, 2022, $94.1 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2022, fiscal 2021 and fiscal 2020 was $41.70, $16.40 and $21.31, respectively. The total fair value of shares vested during fiscal 2022, fiscal 2021 and fiscal 2020 was $92.5 million, $26.3 million and $33.5 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended July 2, 2022 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 3, 2021	1.0	$20.82
Granted	0.3	41.86
Change due to performance condition achievement	(0.1)	48.38
Vested	—	—
Forfeited	—	—
Non-vested at July 2, 2022	1.2	23.52
At July 2, 2022, $17.6 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2022, fiscal 2021 and fiscal 2020 was $41.86, $16.83 and $21.43, respectively. The total fair value of awards that vested during fiscal 2022, fiscal 2021 and fiscal 2020 was $0.0 million, $3.7 million and $8.3 million, respectively.
PRSUs are subject to a two-year and three-year cliff vesting contingent on the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2022, fiscal 2021 and fiscal 2020, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $17.4 million, $6.2 million and $8.8 million, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.2 million and 0.2 million shares to employees in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Expected term (years)	0.5	0.5	0.5
Expected volatility	38.2%	81.6%	50.2%
Risk-free interest rate	0.1%	0.1%	1.9%
Dividend yield	1.5%	—%	4.9%
The weighted-average fair value of the purchase rights granted during fiscal 2022, fiscal 2021 and fiscal 2020 was $10.71, $7.39 and $7.75, respectively. The Company issues new shares for employee stock purchases.
8. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of July 2, 2022 and July 3, 2021:

	July 2, 2022			July 3, 2021
	Short-term	Long-term(3)	Total	Short-term	Long-term(3)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$59.6	$—	$59.6	$—	$—	$—
Government securities – U.S.(2)	39.4	—	39.4	—	—	—
Corporate debt securities – U.S.(2)	55.2	—	55.2	—	—	—
Available-for-sale investments, total	$154.2	$—	$154.2	$—	$—	$—
Other:
Time deposits(1)	0.6	—	0.6	0.7	—	0.7
Other	8.6	0.1	8.7	7.4	0.1	7.5
Total Investments	$163.4	$0.1	$163.5	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities as of July 2, 2022 have maturity dates during fiscal 2023 and are recorded at fair value.
(3)Long-term investments are presented within Other assets on the Consolidated Balance Sheets.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended July 2, 2022 and July 3, 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company's Consolidated Balance Sheet as of July 2, 2022 and July 3, 2021:

	July 2, 2022	July 3, 2021	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,281.6	$1,496.6	Operating lease right-of-use assets
Finance leases	1.9	2.6	Property and equipment, net
Total lease assets	$1,283.5	$1,499.2
Liabilities:
Operating leases:
Current lease liabilities	$288.7	$319.4	Current lease liabilities
Long-term lease liabilities	1,282.3	1,525.9	Long-term lease liabilities
Total operating lease liabilities	$1,571.0	$1,845.3
Finance leases:
Current lease liabilities	$1.1	$1.0	Accrued liabilities
Long-term lease liabilities	2.4	3.4	Other liabilities
Total finance lease liabilities	$3.5	$4.4

Total lease liabilities	$1,574.5	$1,849.7

The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Consolidated Statement of Operations for the fiscal year ended July 2, 2022 and July 3, 2021:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.9	$0.8
Interest on lease liabilities(1)	0.5	0.6
Total finance lease cost	1.4	1.4
Operating lease cost	331.9	348.7
Short-term lease cost	23.5	23.0
Variable lease cost(2)	203.0	115.7
Operating lease right-of-use impairment(3)	0.9	48.3
Less: sublease income	(19.7)	(20.2)
Total net lease cost	$541.0	$516.9

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Consolidated Statement of Operations.
(2)    Rent concessions negotiated related to Covid-19 are recorded in variable lease cost.
(3)    Operating lease right-of-use impairment includes charges under the Acceleration Program for the year ended July 3, 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the fiscal year ended July 2, 2022 and July 3, 2021:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$418.3	$487.6
Operating cash flows from finance leases	0.5	0.6
Financing cash flows from finance leases	0.9	0.8
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	111.7	62.3
Right-of-use assets obtained in exchange for finance lease liabilities	—	—
The following table provides a maturity analysis of the Company's lease liabilities recorded on the Consolidated Balance Sheet as of July 2, 2022:

	July 2, 2022
	Operating Leases	Finance Leases	Total
	(millions)
Fiscal 2023	$358.8	$1.4	$360.2
Fiscal 2024	298.5	1.4	299.9
Fiscal 2025	236.7	1.3	238.0
Fiscal 2026	192.4	—	192.4
Fiscal 2027	159.4	—	159.4
Fiscal 2028 and thereafter	637.6	—	637.6
Total lease payments	1,883.4	4.1	1,887.5
Less: imputed interest	(312.4)	(0.6)	(313.0)
Total lease liabilities	$1,571.0	$3.5	$1,574.5
The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of July 2, 2022 are as follows:

July 2, 2022
(millions)
Fiscal 2023	$16.3
Fiscal 2024	16.7
Fiscal 2025	16.6
Fiscal 2026	14.8
Fiscal 2027	14.8
Fiscal 2028 and thereafter	142.3
Total sublease income	$221.5

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Consolidated Balance Sheet as of July 2, 2022 and July 3, 2021:

	July 2, 2022	July 3, 2021
Weighted average remaining lease term (years):
Operating leases	8.0	8.3
Finance leases	2.9	3.9
Weighted average discount rate:
Operating leases	3.9%	3.8%
Finance leases	11.3%	11.3%
Additionally, the Company had approximately $181.4 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of July 2, 2022. This obligation primarily relates to a lease agreement for a fulfillment center to be located in Las Vegas, Nevada.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following tables provide information related to the Company's derivative instruments recorded on the Company's Consolidated Balance Sheets as of July 2, 2022 and July 3, 2021:

	Notional Value		Derivative Assets			Derivative Liabilities
Designated Derivative Hedging Instruments				Fair Value			Fair Value
	July 2, 2022	July 3, 2021	Balance Sheet Classification	July 2, 2022	July 3, 2021	Balance Sheet Classification	July 2, 2022	July 3, 2021
	(millions)
FC - Inventory purchases(1)	$41.5	$61.4	Other Current Assets	$—	$—	Accrued Liabilities	$2.7	$1.2
FC - Intercompany liabilities and loans(2)	274.1	248.2	Other Current Assets	0.4	0.3	Accrued Liabilities	0.5	—
CCS - Net investment hedges(3)	1,200.0	—	Other Assets	47.8	—	Other Liabilities	44.0	—
Total Hedges	$1,515.6	$309.6		$48.2	$0.3		$47.2	$1.2

(1)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in cash flow hedging relationships.
(2)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in fair value hedging relationships.
(3)Represents cross currency swap contracts ("CCS") designated as derivative instruments in net investment hedging relationships.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Consolidated Financial Statements for the fiscal years ended July 2, 2022, July 3, 2021 and June 27, 2020:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(millions)
Cash flow hedges:
Inventory purchases(1)	$(5.6)	$(7.2)	$(7.9)
Cash flow hedges, total	$(5.6)	$(7.2)	$(7.9)
Fair value hedges:
Intercompany liabilities & loans(2)	—	—	—
Fair value hedges, total	$—	$—	$—
Other:
Net investment hedges	3.8	—	—
Other, total	$3.8	$—	$—
Total hedges	$(1.8)	$(7.2)	$(7.9)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Fiscal Year Ended
		July 2, 2022	July 3, 2021	June 27, 2020
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$(3.4)	$(4.9)	$(12.4)
Total hedges		$(3.4)	$(4.9)	$(12.4)
For forward foreign currency exchange contracts that are designated as fair value hedges, both the gain (loss) on the derivative as well as the offsetting gain (loss) on the hedged item attributable to the hedged risk are recorded within Other expense (income) on the Company's Consolidated Statement of Operations.
The Company expects that $3.6 million of net derivative gains included in Accumulated other comprehensive income at July 2, 2022 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps used as a net investment hedges under the spot method. This results in the cross-currency basis spread being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in interest expense in the Company’s consolidated statements of operations. Accordingly, the Company recorded net interest income of $2.2 million during Fiscal 2022.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at July 2, 2022 and July 3, 2021:

	Level 1		Level 2
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(millions)
Assets:
Cash equivalents(1)	$99.1	$662.0	$10.9	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.7
Commercial paper(2)	—	—	59.6	—
Government securities - U.S.(2)	39.4	—	—	—
Corporate debt securities - U.S.(2)	—	—	55.2	—
Other	—	—	8.6	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative Assets:
Inventory-related instruments(3)	—	—	—	—
Net investment hedges(3)	—	—	47.8	—
Intercompany loans and payables(3)	—	—	0.4	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$2.7	$1.2
Net investment hedges(3)	—	—	44.0	—
Intercompany loans and payables(3)	—	—	0.5	—

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
During the fiscal year ended July 2, 2022, the Company recorded $3.1 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the fiscal year ended July 3, 2021, the Company recorded $12.6 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

During the fiscal year ended July 2, 2022, the Company recorded $0.9 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values. During the fiscal year ended July 3, 2021, the Company recorded $48.3 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
The fair value of store assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.
During the fiscal year ended June 27, 2020, the Company recorded a full impairment of $267.0 million to the Stuart Weitzman indefinite-lived brand intangibles, and a full impairment of $210.7 million to goodwill pertaining to the Stuart Weitzman reporting unit. Refer to Note 14, "Goodwill and Other Intangible Assets" for further information.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	July 2, 2022	July 3, 2021
	(millions)
Current Debt:
Term Loan	$31.2	$—
Total Current Debt	$31.2	$—

Long-Term Debt:
Term Loan	$468.8	$—
3.050% Senior Notes due 2032	500.0	—
4.125% Senior Notes due 2027	396.6	600.0
3.000% Senior Notes due 2022	—	400.0
4.250% Senior Notes due 2025	303.4	600.0
Total Long-Term Debt	1,668.8	1,600.0
Less: Unamortized Discount and Debt Issuance Costs on Senior Notes	(9.6)	(9.3)
Total Long-Term Debt, net	$1,659.2	$1,590.7
During fiscal 2022, 2021 and 2020 the Company recognized interest expense related to the outstanding debt of $68.8 million, $73.5 million and $71.5 million, respectively.
$1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan
On May 11, 2022, the Company financed and replaced the $900.0 Million Revolving Credit Facility by entering into a new credit facility that (i) includes an increased revolving credit facility (the “$1.25 Billion Revolving Credit Facility”) from $900.0 million to $1.25 billion, (ii) includes an unsecured $500.0 million Term Loan (the “Term Loan”) and (iii) redefines certain terms within the replaced Revolving Credit Facility (see “$900.0 Million Revolving Credit Facility” below). Both the $1.25 Billion Revolving Credit Facility and Term Loan (collectively, the “Credit Facilities”) will mature on May 11, 2027. The Company and its subsidiaries must comply on a quarterly basis with a maximum 4.0 to 1.0 ratio of (a) consolidated debt minus unrestricted cash and cash equivalents in excess of $300 million to (b) consolidated EBITDAR.
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of July 2, 2022.
The Term Loan includes up to a two-month delayed draw period from the closing date. On June 14, 2022 the Company drew down on the Term Loan to satisfy the Company’s remaining obligations under the 3.000% senior unsecured notes due 2022 and for general corporate purposes. The Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. Additionally, the Company will pay a ticking fee on the undrawn amount of the Term Loan.
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
Cash Tender Offer
On December 1, 2021, the proceeds from the 2032 Senior Notes were utilized to complete a cash tender offer of $203.4 million and $296.6 million of the outstanding aggregate principal amount of the Company's 2027 Senior Notes (defined below under "4.125% Senior Notes due 2027") and 2025 Senior Notes (defined below under "4.250% Senior Notes due 2025"), respectively. As a result of these cash tender offers completed prior to their scheduled maturities, the transactions were subject to a premium of $22.4 million and $26.8 million for the 2027 Senior Notes and 2025 Senior Notes, respectively. Additionally, the Company recognized $4.5 million of debt issuance costs, tender fees, and unamortized original discount in connection with the transaction. These premiums and costs, which totaled $53.7 million, were recorded as a pre-tax debt extinguishment charge during the second quarter of fiscal 2022. Refer to the fiscal 2022, "GAAP to Non-GAAP Reconciliation," in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

3.000% Senior Notes due 2022
On June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"). Interest is payable semi-annually on January 15 and July 15 beginning January 15, 2018. On June 15, 2022 (the “Redemption Date”), the Company utilized the proceeds from the Term Loan to complete the full redemption of $400.0 million in aggregate principal amount of the 2022 Senior Notes at a redemption price equal to 100.00% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the Redemption Date of $5.0 million.
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
At July 2, 2022, the fair value of the 2032, 2027, and 2025 Senior Notes was approximately $409.0 million, $383.0 million, and $304.1 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At July 3, 2021, the fair value of the 2027, 2022 and 2025 Senior Notes was approximately $659.3 million, $407.4 million and $651.9 million, respectively.
$900.0 Million Revolving Credit Facility
On October 24, 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility (“900.0 Million Revolving Credit Facility”), including sub-facilities for letters of credit, with a maturity date of October 24, 2024. The $900 Million Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the $900.0 Million Revolving Credit Facility as described below.
Borrowings under the $900.0 Million Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid.
On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the $900.0 Million Revolving Credit Facility under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the $900.0 Million Revolving Credit Facility). This requirement, among others that the Company was subject to during the period from the Effective Date until the compliance certificate was delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), has been fulfilled. Going forward, the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. The $900 million aggregate commitment amount under the Revolving Credit Facility remained unchanged under the amendment. However, on

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

May 11, 2022, the $900 Million Revolving Credit Facility was replaced by the $1.25 Billion Revolving Credit Facility described above under, "$1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan".
Debt Maturities
As of July 2, 2022 the debt maturities for the next five fiscal years and thereafter are as follows:

Principal
(millions)
2023	$31.2
2024	25.0
2025	328.4
2026	25.0
2027	393.8
Thereafter	896.6
Total	$1,700.0
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $37.8 million and $40.5 million outstanding at July 2, 2022 and July 3, 2021, respectively. The agreements, which expire at various dates through calendar 2028, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $127.1 million related to the remaining obligation on the Transition Tax. Refer to Note 15, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of July 2, 2022, including $460.7 million related to inventory purchase obligations, $49.7 million related to capital expenditure and cloud computing implementation commitments, $323.5 million of other purchase obligations, $1.70 billion of debt repayments, $4.1 million of finance lease obligations and $347.5 million of interest payments on the outstanding debt. Refer to Note 9, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
The Company is involved in various legal proceedings as both plaintiff and defendant, including proceedings to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company's control, contract disputes, insurance claims and litigation with present or former employees.
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
Although the Company's litigation as described above is incidental to the conduct of Tapestry’s business, such litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or consolidated financial statements.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

14. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.
The Company determined there was no impairment in fiscal 2022 and fiscal 2021 based on the annual assessment and no events occurring that would more likely than not reduce the fair value below its carrying amount.
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
Goodwill
The change in the carrying amount of the Company’s Goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman (1)	Total
	(millions)
Balance at June 27, 2020	$661.7	$639.4	$—	$1,301.1
Foreign exchange impact	(5.4)	1.6	—	(3.8)
Balance at July 3, 2021	656.3	641.0	—	1,297.3
Foreign exchange impact	(47.2)	(8.6)	—	(55.8)
Balance at July 2, 2022	$609.1	$632.4	$—	$1,241.5

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of July 2, 2022, July 3, 2021 and June 27, 2020.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended
	July 2, 2022			July 3, 2021
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(43.5)	$56.8	$100.5	$(36.9)	$63.6
Total intangible assets subject to amortization	100.3	(43.5)	56.8	100.5	(36.9)	63.6
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(43.5)	$1,366.6	$1,410.3	$(36.9)	$1,373.4

As of July 2, 2022, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal 2023	$6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Thereafter	24.3
Total	$56.8
The expected future amortization expense above reflects remaining useful lives ranging from approximately 7.8 years to 10.0 years for customer relationships.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		June 27, 2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States(1)	$392.0	37.4%	$341.0	38.0%	$(496.4)	79.5%
Foreign	655.0	62.6	556.3	62.0	(127.8)	20.5
Total income before provision for income taxes	$1,047.0	100.0%	$897.3	100.0%	$(624.2)	100.0%

Tax expense at U.S. statutory rate	$219.9	21.0%	$188.4	21.0%	$(131.1)	21.0%
State taxes, net of federal benefit	15.8	1.5	18.0	2.0	3.9	(0.6)
Effects of foreign operations(2)	(3.5)	(0.3)	6.5	0.7	89.8	(14.4)
Effects of tax credits and reorganization(3)	(49.8)	(4.8)	(94.5)	(10.5)	(28.6)	4.6
Effects of Impairment(4)	—	—	—	—	91.7	(14.7)
Change in state valuation allowance	—	—	11.5	1.3	1.6	(0.3)
Impact of net operating loss carryback		—	(65.4)	(7.3)	(8.3)	1.3
Other, net	8.3	0.8	(1.4)	(0.2)	8.9	(1.4)
Taxes at effective worldwide rates	$190.7	18.2%	$63.1	7.0%	$27.9	(4.5)%

(1)The United States jurisdiction includes foreign pre-tax earnings allocated to the Company from its interest in a foreign partnership.
(2)This includes the tax related to the Global Intangible Low-Taxed Income ("GILTI"). The Company has elected to account for the tax associated with GILTI as a period cost, and accordingly, the Company has not recorded deferred taxes associated with GILTI.
(3)    Fiscal 2021 is comprised primarily of $60.9 million of U.S. federal foreign tax credits generated in fiscal 2021.
(4)    This item represents the effective tax rate impact of the Stuart Weitzman Goodwill and indefinite-lived brand intangible impairment activity recorded in fiscal 2020.
Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		June 27, 2020
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$104.0	$13.9	$(80.0)	$57.3	$74.1	$(88.7)
Foreign	46.6	11.2	63.8	(9.4)	68.8	(30.9)
State	10.7	4.3	26.7	4.7	0.7	3.9
Total current and deferred tax provision (benefit)	$161.3	$29.4	$10.5	$52.6	$143.6	$(115.7)

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets and liabilities were:

	July 2, 2022	July 3, 2021
	(millions)
Share-based compensation	$26.1	$28.6
Reserves not deductible until paid	51.1	46.4
Employee benefits	36.7	43.6
Net operating loss	74.7	88.6
Other	19.6	19.6
Inventory	28.8	33.0
Lease liability	335.3	418.1
Gross deferred tax assets	572.3	677.9
Valuation allowance	51.6	65.9
Deferred tax assets after valuation allowance	$520.7	$612.0

Goodwill	69.1	85.4
Other intangibles	309.6	303.7
Property and equipment	11.3	20.3
Foreign investments	23.5	14.4
Right-of-use	280.4	324.6
Prepaid expenses	0.6	1.9
Gross deferred tax liabilities	694.5	750.3
Net deferred tax (liabilities) assets	$(173.8)	$(138.3)

Consolidated Balance Sheets Classification
Deferred income taxes – noncurrent asset	47.9	65.6
Deferred income taxes – noncurrent liability	(221.7)	(203.9)
Net deferred tax (liabilities) assets	$(173.8)	$(138.3)
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	July 2, 2022	July 3, 2021	June 27, 2020
	(millions)
Balance at beginning of fiscal year	$111.4	$88.5	$85.8
Gross increase due to tax positions related to prior periods	1.6	38.3	11.2
Gross decrease due to tax positions related to prior periods	(11.7)	(9.4)	(1.6)
Gross increase due to tax positions related to current period	7.4	6.8	6.8
Decrease due to lapse of statutes of limitations	(10.9)	(12.0)	(8.6)
Decrease due to settlements with taxing authorities	(1.7)	(0.8)	(5.1)
Balance at end of fiscal year	$96.1	$111.4	$88.5
Of the $96.1 million ending gross unrecognized tax benefit balance as of July 2, 2022, $88.3 million relates to items which, if recognized, would impact the effective tax rate. Of the $111.4 million ending gross unrecognized tax benefit balance as of July 3, 2021, $98.1 million relates to items which, if recognized, would impact the effective tax rate. As of July 2, 2022 and July 3, 2021, gross interest and penalties payable was $8.2 million and $10.1 million, respectively, which are included in Other liabilities. During fiscal 2022, fiscal 2021 and fiscal 2020, the Company recognized gross interest and penalty income of $1.5 million, gross interest and penalty expense of $0.8 million and gross interest and penalty income of $1.2 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2018 to present are open to examination in the U.S. federal jurisdiction, fiscal 2016 to present in select state jurisdictions and fiscal 2015 to present in select foreign jurisdictions. The Company is currently under U.S. federal audit for fiscal 2018. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of July 2, 2022, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $706.0 million and tax loss carryforwards of various foreign jurisdictions of $123.9 million. As of July 3, 2021, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $705.6 million and tax loss carryforwards of various foreign jurisdictions of $211.7 million. The state net operating loss carryforwards generally start to expire in fiscal 2023, respectively. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $51.6 million as of July 2, 2022 and $65.9 million as of July 3, 2021.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of July 2, 2022 and July 3, 2021 was $747.6 million and $1.01 billion, respectively. The Company intends to distribute $525.5 million of earnings that were previously subject to U.S. Federal Tax and has recorded a deferred tax liability of $1.9 million during fiscal 2022 for U.S. state taxes and foreign withholding taxes related to the future distribution. Based on the Company's current analysis, there is further unrecognized deferred tax liability of approximately $2 to $4 million on the remaining unremitted earnings.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Transition Tax
The Company is required to pay a one-time Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company has elected to pay the Transition Tax in installments. As shown in the table below, the remaining Transition Tax payable is $127.1 million and is payable between fiscal 2023 and fiscal 2025.

Transition Tax Payments
(millions)
Fiscal 2023	$31.8
Fiscal 2024	42.4
Fiscal 2025	52.9
Total	$127.1
16. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $11.8 million, $10.6 million and $12.3 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes segment performance for fiscal 2022, fiscal 2021 and fiscal 2020:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Fiscal 2022
Net sales	$4,921.3	$1,445.5	$317.7	$—	$6,684.5
Gross profit(2)	3,553.8	912.0	184.6	—	4,650.4
Operating income (loss)	1,473.9	157.4	1.8	(457.3)	1,175.8
Income (loss) before provision for income taxes	1,473.9	157.4	1.8	(586.1)	1,047.0
Depreciation and amortization expense(3)	110.1	48.5	10.3	26.4	195.3
Total assets	2,392.2	2,641.3	269.3	1,962.5	7,265.3
Additions to long-lived assets(4)	52.3	14.2	2.6	92.5	161.6

Fiscal 2021
Net sales	$4,253.1	$1,210.0	$283.2	$—	$5,746.3
Gross profit(2)	3,149.0	768.4	164.5	—	4,081.9
Operating income (loss)	1,312.1	108.5	(8.6)	(444.0)	968.0
Income (loss) before provision for income taxes	1,312.1	108.5	(8.6)	(514.7)	897.3
Depreciation and amortization expense(3)	102.2	46.8	13.3	58.2	220.5
Total assets	2,513.5	2,707.3	298.6	2,863.0	8,382.4
Additions to long-lived assets(4)	37.3	13.5	3.4	61.8	116.0

Fiscal 2020
Net sales	$3,525.7	$1,149.5	$286.2	$—	$4,961.4
Gross profit(2)	2,411.6	682.9	144.8	—	3,239.3
Operating income (loss)	589.4	(99.3)	(621.4)	(419.5)	(550.8)
Income (loss) before provision for income taxes	589.4	(99.3)	(621.4)	(492.9)	(624.2)
Depreciation and amortization expense(3)	159.1	97.8	518.8	53.5	829.2
Total assets	2,616.6	2,769.2	305.1	2,233.3	7,924.2
Additions to long-lived assets(4)	75.7	62.0	14.3	54.4	206.4

(1)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily represent administrative and information systems expense.
(2)    For the fiscal year ended July 3, 2021, gross profit reflects a reduction of expense recorded within Cost of sales of $8.1 million within the Coach segment due to the reversal of raw material reserves, which were established in fiscal 2020 as a result of the projected impact of Covid-19. For the fiscal year ended June 27, 2020, gross profit reflects charges recorded within Cost of sales of $61.9 million within the Coach segment, $32.3 million within the Kate Spade segment and $9.8 million within the Stuart Weitzman segment as a result of establishing inventory reserves directly related to the expected impact of Covid-19 on the Company's future sales projections. The non-cash portion of these charges are presented within Impairment charges on the Consolidated Statement of Cash Flows.
(3)    For the fiscal year ended July 3, 2021, depreciation and amortization expense includes $1.8 million of Acceleration Program costs, respectively. For the fiscal year ended June 27, 2020, depreciation and amortization expense included $0.4 million of Integration & Acquisition costs as well as impairment charges of $44.6 million for Coach, $36.0 million for Kate Spade and $499.9 million for Stuart Weitzman. Refer to Note 11, "Fair Value Measurements," and Note 14, "Goodwill and

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets" for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(4)    Additions to long-lived assets for the reportable segments primarily include costs for assets that will be capitalized within Property and equipment, net, and costs relating to cloud computing implementation costs. Cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Consolidated Balance Sheets. Brand additions include costs that are specific for the brand and corporate additions include all other assets which includes a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.
The following table shows net sales for each product category represented:

	Fiscal Year Ended
	July 2, 2022		July 3, 2021		June 27, 2020
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach
Women's Handbags	$2,574.8	38%	$2,302.3	40%	$1,852.0	37%
Women's Accessories	942.5	14	776.7	14	645.4	13
Men's	904.8	14	769.3	13	688.0	14
Other Products	499.2	7	404.8	7	340.3	7
Total Coach	$4,921.3	73%	$4,253.1	74%	$3,525.7	71%
Kate Spade
Women's Handbags	$819.5	12%	$681.5	12%	$648.9	13%
Other Products	319.0	5	269.3	5	260.0	5
Women's Accessories	307.0	5	259.2	4	240.6	5
Total Kate Spade	$1,445.5	22%	$1,210.0	21%	$1,149.5	23%
Stuart Weitzman(1)	$317.7	5%	$283.2	5%	$286.2	6%
Total Net sales	$6,684.5	100%	$5,746.3	100%	$4,961.4	100%

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

	United States	Japan	Greater China(2)	Other(3)	Total
	(millions)
Fiscal 2022
Net sales(1)	$4,174.3	$578.8	$1,026.6	$904.8	$6,684.5
Long-lived assets	1,578.9	94.0	131.0	231.6	2,035.5
Fiscal 2021
Net sales(1)	$3,365.9	$598.9	$1,094.1	$687.4	$5,746.3
Long-lived assets	1,722.2	132.0	125.7	290.8	2,270.7
Fiscal 2020
Net sales(1)	$2,839.7	$602.9	$730.3	$788.5	$4,961.4
Long-lived assets	1,933.6	166.0	156.0	379.0	2,634.6

(1)Includes net sales from our global travel retail business in locations within the specified geographic area.
(2)Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(3)Other includes sales in Europe, Canada, Malaysia, Australia and New Zealand, South Korea, Singapore, and royalties earned from the Company's licensing partners.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(millions, except per share data)
Net income (loss)	$856.3	$834.2	$(652.1)

Weighted-average basic shares	264.3	277.9	278.6
Dilutive securities:
Effect of dilutive securities(1)	5.8	5.1	—
Weighted-average diluted shares	270.1	283.0	278.6

Net income (loss) per share:
Basic	$3.24	$3.00	$(2.34)
Diluted	$3.17	$2.95	$(2.34)

(1)    There was no dilutive effect for fiscal year 2020 as the impact of these items would be anti-dilutive as a result of the net loss incurred during the period.
At July 2, 2022, options to purchase 5.4 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $33.46 to $58.54, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 2, 2022, July 3, 2021 and June 27, 2020, there were approximately 6.9 million, 5.0 million, and 16.2 million, respectively, of shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
19. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory located in Spain, which is involved in the production of Stuart Weitzman inventory. Payments to this factory represented $15.6 million and $17.9 million in fiscal 2022 and fiscal 2021, respectively. Amounts payable to this factory were not material at July 2, 2022 or July 3, 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	July 2, 2022	July 3, 2021
	(millions)
Property and equipment
Land and building	$8.0	$8.0
Machinery and equipment	50.1	46.9
Software and computer equipment	584.7	601.6
Furniture and fixtures	310.7	320.9
Leasehold improvements	738.2	799.2
Construction in progress	40.4	45.6
Less: accumulated depreciation	(1,187.7)	(1,144.1)
Total property and equipment, net	$544.4	$678.1
Accrued liabilities
Payroll and employee benefits	$212.4	$216.1
Accrued rent	18.9	20.0
Accrued income taxes	35.8	52.0
Accrued freight	80.4	48.9
Operating expenses	280.7	324.2
Total accrued liabilities	$628.2	$661.2
Other liabilities
Deferred lease obligation	$46.0	$62.2
Gross unrecognized tax benefit	96.1	111.4
Other	110.4	76.1
Total other liabilities	$252.5	$249.7

TAPESTRY, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended July 2, 2022, July 3, 2021 and June 27, 2020

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2022
Allowance for credit losses	$4.2	$19.9	$(20.4)	$3.7
Allowance for returns	18.7	8.8	(16.3)	11.2
Allowance for markdowns	11.4	13.6	(13.4)	11.6
Valuation allowance	65.9	—	(14.3)	51.6
Total	$100.2	$42.3	$(64.4)	$78.1
Fiscal 2021
Allowance for credit losses	$15.9	$2.8	$(14.5)	$4.2
Allowance for returns	19.3	18.6	(19.2)	18.7
Allowance for markdowns	9.7	16.6	(14.9)	11.4
Valuation allowance	39.6	27.7	(1.4)	65.9
Total	$84.5	$65.7	$(50.0)	$100.2
Fiscal 2020
Allowance for credit losses	$4.4	$26.0	$(14.5)	$15.9
Allowance for returns	10.6	29.1	(20.4)	19.3
Allowance for markdowns	17.8	39.9	(48.0)	9.7
Valuation allowance	32.9	9.3	(2.6)	39.6
Total	$65.7	$104.3	$(85.5)	$84.5

EXHIBITS TO FORM 10-K
(a)Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit	Description
1.1
Underwriting Agreement, dated as of November 16, 2021, among the Company and BofA Securities, Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, which is incorporated herein by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2021

3.1
Amended and Restated Bylaws of Tapestry, Inc., effective as of October 31, 2017, which is incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2017

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
3.7
Articles of Amendment to Charter of Tapestry, Inc., effective as of October 31, 2017, which is incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017

4.1
Specimen Certificate for Common Stock of Tapestry, Inc. which is incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed on August 16, 2018

4.2
Indenture, dated as of March 2, 2015, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.3
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.4
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.5
Second Supplemental Indenture, dated as of June 20, 2017, relating to the 3.000% senior unsecured notes due 2022, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.6
Third Supplemental Indenture, dated as of June 20, 2017, relating to the 4.125% senior unsecured notes due 2027, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.7
Form of 3.000% senior unsecured notes due 2022 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.8
Form of 4.125% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.9
Indenture, dated as of December 1, 2021, between the Company and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2021

4.10
First Supplemental Indenture, dated as of December 1, 2021, relating to the 3.050% senior unsecured notes due 2032, between the Company and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2021

4.11
Form of 3.050% senior unsecured notes due 2032 (included in the First Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2021

4.12	Description of Securities, which is incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

Exhibit	Description
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

10.25†
Letter Agreement, dated May 8, 2019 between the Registrant and Thomas Glaser, which is incorporated herein by reference from Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.26†
Tapestry, Inc. Severance Pay Plan for Vice Presidents and Above, Amended and Restated effective May 9, 2019, which is incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.27†
Tapestry, Inc. Special Severance Plan, effective August 12, 2019, which is incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.28†
Amended & Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed on September 27, 2019

10.29
Credit Agreement, dated as of October 24, 2019, by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, incorporated by reference from Exhibit 10.4 to Tapestry’s Quarterly Report on Form 10-Q filed on November 7, 2019

10.30†
Letter Agreement, dated January 28, 2020, between the Registrant and Liz Fraser, which is incorporated herein by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

10.31
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

10.32†
Letter Agreement, dated July 20, 2020 between the Registrant and Todd Kahn, which is incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.33†
Second Amended and Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on September 25, 2020

10.34†
Letter Agreement, dated October 24, 2020 between the Registrant and Joanne Crevoiserat, incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020

10.35
First Amendment to Lease, dated as of March 12, 2021, between Legacy Yards Tenant LP, a Delaware limited partnership and Tapestry, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q

Exhibit	Description
10.36†	Letter Agreement, dated April 12, 2021, between the Registrant and Todd Kahn, incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q
10.37†	Letter Agreement, dated April 26, 2021, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q
10.38
Waiver, dated August 11, 2021, to the Credit Agreement, dated as of October 24, 2019 by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, which is incorporated herein by reference from Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021

10.39
Credit Agreement dated as of May 11, 2022, among Tapestry, Inc., the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Bank of America, N.A. as administrative agent, incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 12, 2022

10.40†	Letter Agreement, dated August 4, 2022, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2022
21.1*	List of Subsidiaries of Tapestry, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith
†    Management contract or compensatory plan or arrangement.