Form 10-Q
period 2022-10-01
TAPESTRY, INC.
filed 2022-11-10
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 28, 2022, the Registrant had 240,961,301 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "continue," "project," "assumption," "should," "expect," "confidence," "trends," "anticipate," "intend," "estimate," "on track," "well positioned to," "plan," "potential," "position," "believe," "seek," "see," "will," "would," "target," similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints; (ii) our ability to successfully execute our multi-year growth agenda; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of legislation, including tax and trade legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the impact of pending and potential future legal proceedings; and (xv) the risks associated with climate change and other corporate responsibility issues and (xvi) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2022	July 2, 2022
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$526.5	$789.8
Short-term investments	30.6	163.4
Trade accounts receivable, less allowances for credit losses of $3.3 and $3.7, respectively	269.6	252.3
Inventories	1,139.8	994.2
Income tax receivable	227.6	217.2
Prepaid expenses	144.7	105.2
Other current assets	48.6	51.7
Total current assets	2,387.4	2,573.8
Property and equipment, net	526.3	544.4
Operating lease right-of-use assets	1,281.6	1,281.6
Goodwill	1,221.3	1,241.5
Intangible assets	1,364.9	1,366.6
Deferred income taxes	45.1	47.9
Other assets	253.4	209.5
Total assets	$7,080.0	$7,265.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$510.9	$520.7
Accrued liabilities	489.8	628.2
Current portion of operating lease liabilities	282.7	288.7
Current debt	25.0	31.2
Total current liabilities	1,308.4	1,468.8
Long-term debt	1,653.4	1,659.2
Long-term operating lease liabilities	1,273.3	1,282.3
Deferred income taxes	207.7	221.7
Long-term income taxes payable	84.7	95.3
Other liabilities	297.1	252.5
Total liabilities	4,824.6	4,979.8

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 240.9 million and 241.2 million shares, respectively	2.4	2.4
Additional paid-in-capital	3,589.5	3,620.2
Retained earnings (accumulated deficit)	(1,143.6)	(1,166.2)
Accumulated other comprehensive income (loss)	(192.9)	(170.9)
Total stockholders' equity	2,255.4	2,285.5
Total liabilities and stockholders' equity	$7,080.0	$7,265.3
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions, except per share data)
	(unaudited)
Net sales	$1,506.5	$1,480.9
Cost of sales	451.9	412.2
Gross profit	1,054.6	1,068.7
Selling, general and administrative expenses	800.3	773.7
Operating income (loss)	254.3	295.0
Interest expense, net	7.4	16.1
Other expense (income)	10.7	2.2
Income (loss) before provision for income taxes	236.2	276.7
Provision (benefit) for income taxes	40.9	49.8
Net income (loss)	$195.3	$226.9
Net income (loss) per share:
Basic	$0.81	$0.82
Diluted	$0.79	$0.80
Shares used in computing net income (loss) per share:
Basic	241.5	278.2
Diluted	246.8	285.2

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions)
	(unaudited)
Net income (loss)	$195.3	$226.9
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	7.7	(0.4)
Unrealized gains (losses) on available-for-sale investments, net	0.5	(0.2)
Foreign currency translation adjustments	(30.2)	(9.5)
Other comprehensive income (loss), net of tax	(22.0)	(10.1)
Comprehensive income (loss)	$173.3	$216.8

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$195.3	$226.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43.8	50.8
Provision for bad debt	0.4	5.0
Share-based compensation	15.1	14.9
Acceleration Program charges	—	5.0
Changes to lease related balances, net	(12.8)	(10.0)
Deferred income taxes	(3.2)	(12.4)
Other non-cash charges, net	(9.5)	1.2
Changes in operating assets and liabilities:
Trade accounts receivable	(15.8)	(40.3)
Inventories	(181.9)	(84.8)
Accounts payable	0.9	(32.7)
Accrued liabilities	(134.0)	(140.3)
Other liabilities	42.9	(10.0)
Other assets	(111.6)	48.5
Net cash provided by (used in) operating activities	(170.4)	21.8
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(4.0)	(402.9)
Proceeds from maturities and sales of investments	136.2	7.9
Purchases of property and equipment	(27.3)	(33.4)
Settlement of net investment hedge	41.9	—
Net cash provided by (used in) investing activities	146.8	(428.4)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(72.7)	(69.6)
Repurchase of common stock	(94.9)	(250.0)
Proceeds from share-based awards	6.1	3.7
Repayment of debt	(12.5)	—
Taxes paid to net settle share-based awards	(51.9)	(30.1)
Payments of finance lease liabilities	(0.3)	(0.2)
Net cash provided by (used in) financing activities	(226.2)	(346.2)
Effect of exchange rate changes on cash and cash equivalents	(13.5)	(2.3)
Net (decrease) increase in cash and cash equivalents	(263.3)	(755.1)
Cash and cash equivalents at beginning of period	789.8	2,007.7
Cash and cash equivalents at end of period	$526.5	$1,252.6
Supplemental information:
Cash paid for income taxes, net	$83.0	$21.5
Cash paid for interest	$26.1	$31.4
Noncash investing activity - property and equipment obligations	$10.5	$9.0

See accompanying Notes.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. NATURE OF OPERATIONS
Tapestry, Inc. (the "Company") is a leading New York-based house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
The Coach segment includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.
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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2022 ("fiscal 2022") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended October 1, 2022 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2023 ("fiscal 2023").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2023 will be a 52-week period. Fiscal 2022, ended on July 2, 2022, was also a 52-week period. The first quarter of fiscal 2023 ended on October 1, 2022 and the first quarter of fiscal 2022 ended on October 2, 2021, both of which were 13-week periods.
Covid-19 Pandemic
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The global Covid-19 pandemic is continuously evolving and the extent to which this impacts the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which cannot be predicted, including the ultimate duration, severity and continued geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others. As the full magnitude of the effects on the Company's business is difficult to predict, the Covid-19 pandemic has and may continue to have a material adverse impact on the Company's business, financial condition, results of operations and cash flows for the foreseeable future. The Company believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements. There can be no assurance, however, that any such capital will be available to the Company on acceptable terms or at all. The Company could experience other potential adverse impacts as a result of the Covid-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, reserves for uncollectible accounts receivable and reserves for the realizability of inventory.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50)", which is intended to enhance the transparency of supplier finance programs. The ASU requires the buyer in a supplier finance program to disclose sufficient information about the program in order to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2024. Early adoption is permitted. The Company is currently in the process of evaluating the impact that adopting ASU 2022-04 will have on its condensed consolidated financial statements and notes thereto.

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended October 1, 2022.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended October 1, 2022
Coach	$669.1	$209.8	$167.9	$72.5	$1,119.3
Kate Spade	254.6	11.0	31.6	24.7	321.9
Stuart Weitzman	42.2	15.1	0.2	7.8	65.3
Total	$965.9	$235.9	$199.7	$105.0	$1,506.5

Three Months Ended October 2, 2021
Coach	$681.7	$242.0	$136.9	$54.3	$1,114.9
Kate Spade	232.2	11.7	26.8	28.8	299.5
Stuart Weitzman	35.7	22.7	0.3	7.8	66.5
Total	$949.6	$276.4	$164.0	$90.9	$1,480.9

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, South Korea, Singapore and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of October 1, 2022 and July 2, 2022 was $36.0 million and $41.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended October 1, 2022, net sales of $11.5 million were recognized from amounts recorded as deferred revenue as of July 2, 2022. For the three months ended October 2, 2021, net sales of $3.6 million were recognized from amounts recorded as deferred revenue as of July 3, 2021.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 2, 2022	$609.1	$632.4	$—	$1,241.5
Foreign exchange impact	(16.1)	(4.1)	—	(20.2)
Balance at October 1, 2022	$593.0	$628.3	$—	$1,221.3

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of October 1, 2022 and July 2, 2022.
Intangible Assets
Intangible assets consist of the following:

	October 1, 2022			July 2, 2022
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(45.2)	$55.1	$100.3	$(43.5)	$56.8
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(45.2)	$1,364.9	$1,410.1	$(43.5)	$1,366.6
As of October 1, 2022, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2023	$4.9
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Thereafter	24.2
Total	$55.1
The expected amortization expense above reflects remaining useful lives ranging from approximately 7.6 to 9.8 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 3, 2021	279.5	$2.8	$3,487.0	$(158.5)	$(72.0)	$3,259.3
Net income (loss)	—	—	—	226.9	—	226.9
Other comprehensive income (loss)	—	—	—	—	(10.1)	(10.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.6	—	(26.4)	—	—	(26.4)
Share-based compensation	—	—	19.9	—	—	19.9
Repurchase of common stock	(6.1)	—	—	(250.0)	—	(250.0)
Dividends declared ($0.25 per share)	—	—	—	(69.6)	—	(69.6)
Balance at October 2, 2021	275.0	$2.8	$3,480.5	$(251.2)	$(82.1)	$3,150.0

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2022	241.2	$2.4	$3,620.2	$(1,166.2)	$(170.9)	$2,285.5
Net income (loss)	—	—	—	195.3	—	195.3
Other comprehensive income	—	—	—	—	(22.0)	(22.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.7	—	(45.8)	—	—	(45.8)
Share-based compensation	—	—	15.1	—	—	15.1
Repurchase of common stock	(3.0)	—	—	(100.0)	—	(100.0)
Dividends declared ($0.30 per share)	—	—	—	(72.7)	—	(72.7)
Balance at October 1, 2022	240.9	$2.4	$3,589.5	$(1,143.6)	$(192.9)	$2,255.4

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$(72.0)
Other comprehensive income (loss) before reclassifications	(0.9)	(0.2)	(9.5)	(10.6)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(0.5)	—	—	(0.5)
Net current-period other comprehensive income (loss)	(0.4)	(0.2)	(9.5)	(10.1)
Balances at October 2, 2021	$(1.1)	$(0.2)	$(80.8)	$(82.1)

Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)
Other comprehensive income (loss) before reclassifications	6.6	0.5	(30.2)	(23.1)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.1)	—	—	(1.1)
Net current-period other comprehensive income (loss)	7.7	0.5	(30.2)	(22.0)
Balances at October 1, 2022	$5.4	$—	$(198.3)	$(192.9)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.7 million and $0.5 million as of October 1, 2022 and October 2, 2021, respectively. The amounts reclassified from AOCI are net of tax of $0.4 million and $0.1 million as of October 1, 2022 and October 2, 2021, respectively.
(2)    The ending balances of AOCI related to foreign currency translation adjustments includes a loss of $1.8 million, net of tax of $(22.4) million, as of October 1, 2022, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations. As the Company began entering into net investment hedges in the fourth quarter of Fiscal 2022, there was no balance as of October 2, 2021.
7. LEASES
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of October 1, 2022 and July 2, 2022:

	October 1, 2022	July 2, 2022	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,281.6	$1,281.6	Operating lease right-of-use assets
Finance leases	1.7	1.9	Property and equipment, net
Total lease assets	$1,283.3	$1,283.5
Liabilities:
Operating leases:
Current lease liabilities	$282.7	$288.7	Current lease liabilities
Long-term lease liabilities	1,273.3	1,282.3	Long-term lease liabilities
Total operating lease liabilities	$1,556.0	$1,571.0
Finance leases:
Current lease liabilities	$1.1	$1.1	Accrued liabilities
Long-term lease liabilities	2.1	2.4	Other liabilities
Total finance lease liabilities	$3.2	$3.5

Total lease liabilities	$1,559.2	$1,574.5
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three months ended October 1, 2022 and October 2, 2021:

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.3	$0.2
Interest on lease liabilities(1)	0.1	0.1
Total finance lease cost	0.4	0.3
Operating lease cost	79.3	84.9
Short-term lease cost	7.8	4.5
Variable lease cost(2)	49.5	43.6
Less: sublease income	(4.9)	(4.9)
Total net lease cost	$132.1	$128.4

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2) Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.
The following table summarizes certain cash flow information related to the Company's leases for the three months ended October 1, 2022 and October 2, 2021:

	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98.0	$104.5
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	0.3	0.2
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	87.0	32.2
Additionally, the Company had approximately $140.2 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of October 1, 2022. This obligation primarily relates to a lease agreement for a fulfillment center to be located in Las Vegas, Nevada.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The Company records all derivative contracts at fair value on the Condensed Consolidated Balance Sheets. The fair values of foreign currency derivatives are based on the forward curves of the specific indices upon which settlement is based and include an adjustment for the Company’s credit risk. Judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.
For derivative instruments that qualify for hedge accounting, the changes in the fair value of these instruments are either (i) offset against the changes in fair value of the hedged assets or liabilities through earnings or (ii) recognized as a component of

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third party. Current maturity dates range from October 2022 to June 2024. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. The maturity date of most instruments held as of October 1, 2022 are in November 2022, and such contracts are typically renewed upon maturity if the related balance has not been settled. The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from April 2025 to March 2032.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of October 1, 2022 and July 2, 2022

	Notional Value		Derivative Assets			Derivative Liabilities
Designated Derivative Hedging Instruments				Fair Value			Fair Value
	October 1, 2022	July 2, 2022	Balance Sheet Classification	October 1, 2022	July 2, 2022	Balance Sheet Classification	October 1, 2022	July 2, 2022
	(millions)
FC - Inventory purchases(1)	$293.2	$41.5	Other Current Assets	$9.0	$—	Accrued Liabilities	$3.3	$2.7
FC - Intercompany liabilities and loans(2)	437.6	274.1	Other Current Assets	0.4	0.4	Accrued Liabilities	6.5	0.5
CCS - Net investment hedges(3)	1,200.0	1,200.0	Other Assets	70.7	47.8	Other Liabilities	87.3	44.0
Total Hedges	$1,930.8	$1,515.6		$80.1	$48.2		$97.1	$47.2

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of October 1, 2022 and October 2, 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions)
Cash flow hedges:
Inventory purchases(1)	$6.4	$(1.2)
Cash flow hedges, total	$6.4	$(1.2)
Other:
Net investment hedges	16.8	—
Other, total	$16.8	$—
Total hedges	$23.2	$(1.2)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Three Months Ended
		October 1, 2022	October 2, 2021
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$(1.5)	$(0.6)
Total hedges		$(1.5)	$(0.6)
For forward foreign currency exchange contracts that are designated as fair value hedges, both the gain (loss) on the derivative as well as the offsetting gain (loss) on the hedged item attributable to the hedged risk are recorded within Other expense (income) on the Company's Condensed Consolidated Statement of Operations.
The Company expects that $0.4 million of net derivative gain included in Accumulated other comprehensive income at October 1, 2022 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps used as a net investment hedges under the spot method. This results in the cross-currency basis spread being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in interest expense in the Company’s consolidated statements of operations. Accordingly, the Company recorded net interest income of $6.4 million and $0.0 million during three months ended October 1, 2022 and October 2, 2021, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions, except per share data)
Net income (loss)	$195.3	$226.9

Weighted-average basic shares	241.5	278.2
Dilutive securities:
Effect of dilutive securities	5.3	7.0
Weighted-average diluted shares	246.8	285.2

Net income (loss) per share:
Basic	$0.81	$0.82
Diluted	$0.79	$0.80
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 1, 2022 and October 2, 2021, there were 6.2 million and 5.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	October 1, 2022	October 2, 2021
	(millions)
Share-based compensation expense(1)	$15.1	$19.9
Income tax benefit related to share-based compensation expense	3.0	3.8

(1)    There was no share-based compensation expense under the Acceleration program during three months ended October 1, 2022. During the three months ended October 2, 2021, the company incurred $5.0 million of share-based compensation expense related to its Acceleration Program.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Stock Options
A summary of stock option activity during the three months ended October 1, 2022 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 2, 2022	10.0
Granted	1.1
Exercised	(0.3)
Forfeited or expired	(0.8)
Outstanding at October 1, 2022	10.0
The weighted-average grant-date fair value of options granted during the three months ended October 1, 2022 and October 2, 2021 was $12.00 and $13.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	October 1, 2022	October 2, 2021
Expected term (years)	4.8	4.9
Expected volatility	48.7%	47.1%
Risk-free interest rate	3.2%	0.7%
Dividend yield	3.4%	2.4%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended October 1, 2022 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 2, 2022	6.4
Granted	2.3
Vested	(2.3)
Forfeited	(0.1)
Non-vested at October 1, 2022	6.3
The weighted-average grant-date fair value of share awards granted during the three months ended October 1, 2022 and October 2, 2021 was $35.22 and $42.22, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended October 1, 2022 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 2, 2022	1.2
Granted	0.4
Change due to performance condition achievement	0.8
Vested	(1.5)
Forfeited	—
Non-vested at October 1, 2022	0.9
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended October 1, 2022 and October 2, 2021 was $35.27 and $42.25, respectively.
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	October 1, 2022	July 2, 2022
	(millions)
Current debt:
Term Loan	$25.0	$31.2
Total current debt	$25.0	$31.2

Long-term debt:
Term Loan	462.5	$468.8
3.050% Senior Notes due 2032	500.0	500.0
4.125% Senior Notes due 2027	396.6	396.6
4.250% Senior Notes due 2025	303.4	303.4
Total long-term debt	1,662.5	1,668.8
Less: Unamortized discount and debt issuance costs on Senior Notes	(9.1)	(9.6)
Total long-term debt, net	$1,653.4	$1,659.2
During the three months ended October 1, 2022 and October 2, 2021, the Company recognized interest expense related to its debt of $16.3 million and $16.8 million, respectively.
$1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan
On May 11, 2022, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $1.25 billion revolving credit facility (the “$1.25 Billion Revolving Credit Facility”) and an unsecured $500.0 million Term Loan (the “Term Loan”). Both the $1.25 Billion Revolving Credit Facility and Term Loan (collectively, the “Credit Facilities”) will mature on May 11, 2027. The Company and its subsidiaries must comply on a quarterly basis with a maximum 4.0 to 1.0 ratio of (a) consolidated debt minus unrestricted cash and cash equivalents in excess of $300 million to (b) consolidated EBITDAR.
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of October 1, 2022.
The Term Loan includes up to a two-month delayed draw period from the closing date. In the fourth quarter of fiscal 2022 the Company drew down on the Term Loan to satisfy the Company’s remaining obligations under the 3.000% senior unsecured notes due 2022 and for general corporate purposes. The Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. Additionally, the Company will pay a ticking fee on the undrawn amount of the Term Loan.
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
At October 1, 2022 the fair value of the 2032, 2027, and 2025 Senior Notes was approximately $376.7 million, $362.5 million and $299.8 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At July 2, 2022, the fair value of the 2032, 2027 and 2025 Senior Notes was approximately $409.0 million, $383.0 million and $304.1 million, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at October 1, 2022 and July 2, 2022:

	Level 1		Level 2
	October 1, 2022	July 2, 2022	October 1, 2022	July 2, 2022
	(millions)
Assets:
Cash equivalents(1)	$106.9	$99.1	$0.4	$10.9
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	7.7	59.6
Government securities - U.S.(2)	5.5	39.4	—	—
Corporate debt securities - U.S.(2)	—	—	5.0	55.2
Other	—	—	11.8	8.6
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	9.0	—
Net investment hedges(3)	—	—	70.7	47.8
Intercompany loans and payables(3)	—	—	0.4	0.4
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	3.3	2.7
Net investment hedges(3)	—	—	87.3	44.0
Intercompany loans and payables(3)	—	—	6.5	0.5

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
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three months ended October 1, 2022 or the three months ended October 2, 2021.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of October 1, 2022 and July 2, 2022:

	October 1, 2022			July 2, 2022
	Short-term	Long-term(3)	Total	Short-term	Long-term(3)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$7.7	$—	$7.7	$59.6	$—	$59.6
Government securities - U.S.(2)	5.5	—	5.5	39.4	—	39.4
Corporate debt securities - U.S.(2)	5.0	—	5.0	55.2	—	55.2
Available-for-sale investments, total	$18.2	$—	$18.2	$154.2	$—	$154.2
Other:
Time deposits(1)	$0.6	$—	$0.6	$0.6	$—	$0.6
Other	11.8	0.1	11.9	8.6	0.1	8.7
Total Investments	$30.6	$0.1	$30.7	$163.4	$0.1	$163.5

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities as of October 1, 2022 have maturity dates during fiscal 2023 and are recorded at fair value.
(3)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the periods ended October 1, 2022 and July 2, 2022.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $37.3 million and $37.8 million outstanding at October 1, 2022 and July 2, 2022, respectively. The agreements, which expire at various dates through fiscal year 2028, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of October 1, 2022 related to debt repayments. Refer to Note 11, "Debt," for further information. Additionally, the Company had future payment obligations related to executed lease agreements for which the related lease had not yet commenced. Refer to Note 7, "Leases," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or condensed consolidated financial statements.
15. SEGMENT INFORMATION
The Company has three reportable segments:
•Coach - Includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers, and through independent third party distributors.
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
The following table summarizes segment performance for the three months ended October 1, 2022 and October 2, 2021:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended October 1, 2022
Net sales	$1,119.3	$321.9	$65.3	$—	$1,506.5
Gross profit	808.9	207.8	37.9	—	1,054.6
Operating income (loss)	339.2	23.2	(5.1)	(103.0)	254.3
Income (loss) before provision for income taxes	339.2	23.2	(5.1)	(121.1)	236.2
Depreciation and amortization expense(2)	22.3	11.1	2.4	8.0	43.8

Three Months Ended October 2, 2021
Net sales	$1,114.9	$299.5	$66.5	$—	$1,480.9
Gross profit	831.0	199.2	38.5	—	1,068.7
Operating income (loss)	365.7	37.2	(1.5)	(106.4)	295.0
Income (loss) before provision for income taxes	365.7	37.2	(1.5)	(124.7)	276.7
Depreciation and amortization expense(2)	20.7	10.8	2.2	17.1	50.8

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview. This section provides a general description of the business and brands as well as the Company’s growth strategy.
•Global Economic Conditions and Industry Trends. This section includes a discussion on global economic conditions and industry trends that affect comparability that are important in understanding results of operations and financial conditions, and in anticipating future trends.
•Results of operations. An analysis of our results of operations in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.
•Non-GAAP measures. This section includes non-GAAP measures that are useful to investors and others in evaluating the Company’s ongoing operating and financial results in a manner that is consistent with management's evaluation of business performance and understanding how such results compare with the Company’s historical performance.
•Liquidity and capital resources. This section includes a discussion on liquidity and capital resources including an analysis of changes in cash flow as well as working capital and capital expenditures.
•Critical Accounting policies and estimates. This section includes any material changes or updates to critical accounting policies or estimates since the Annual Report on Form 10-K for fiscal 2022.
OVERVIEW
Tapestry, Inc. (the "Company") is a leading New York-based house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
The Company has three reportable segments:
•Coach - Includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.
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

2025 Growth Strategy
Building on the success of the strategic growth plan from fiscal 2020 through fiscal 2022 (the “Acceleration Program”), in the first quarter of fiscal 2023, the Company introduced the 2025 growth strategy (“futurespeed”), designed to amplify and extend the competitive advantages of the brands, with a focus on four strategic priorities:
•Building Lasting Customer Relationships: The Company’s brands aim to leverage Tapestry’s transformed business model to drive customer lifetime value through a combination of increased customer acquisition, retention and reactivation.
•Fueling Fashion Innovation & Product Excellence: The Company aims to drive sustained growth in core handbags and small leathergoods, while accelerating gains in footwear and lifestyle products.
•Delivering Compelling Omni-Channel Experiences: The Company aims to extend its omni-channel leadership to meet the customer wherever they shop, delivering growth online and in stores.
•Powering Global Growth: The Company aims to support balanced growth across regions, prioritizing North America and China, its largest markets, while capitalizing on opportunities in under-penetrated geographies such as Southeast Asia and Europe.
GLOBAL ECONOMIC CONDITIONS AND INDUSTRY TRENDS
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
We will continue to monitor the below trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended July 2, 2022.
Current Macroeconomic Conditions and Outlook
In the first quarter of fiscal 2023, the macroeconomic environment became increasingly challenging and remained volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. However, some of these organizations have recently revised the forecast downward since the fourth quarter of fiscal 2022. The revised forecast is reflective of the current volatile environment, including higher than anticipated inflation, tighter monetary and fiscal policies aiming to lower inflation, the lingering effects of Covid-19 pandemic inclusive of China's zero Covid policy and the negative economic impacts due to the crisis in Ukraine. Concerns regarding an oncoming recession have increased in recent months.
In the first quarter of fiscal 2023, the U.S. Dollar continued to strengthen as compared to foreign currencies in regions where we conduct our business. This trend has resulted in adverse impacts to our business including, but not limited to, decreased Net sales of $55.1 million, negative impact to gross margin of approximately 70 basis points, and favorable impact to Selling, general and administrative expenses ("SG&A") of approximately $29.0 million. Taken together, this resulted in approximately 70 basis points of negative impact to operating margin.
Currency volatility, political instability and potential changes to trade agreements or duty rates may also contribute to a worsening of the macroeconomic environment or adversely impact our business. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs.
The Company continues to take strategic actions in response to the current environment and remains committed to driving SG&A savings. The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the current macroeconomic environment.

Covid-19 Pandemic
The ongoing Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. While the vast majority of the Company's stores and locations of our wholesale and licensing partners have reopened, certain have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulations. We continue to monitor the latest developments regarding the Covid-19 pandemic and have incorporated certain assumptions regarding the duration, severity and global macroeconomic impact of the pandemic into our financial outlook. The impact of Covid-19 on our business and operating results could differ materially from these assumptions based on a number of factors largely outside of our control. Refer to Part II, Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022, for additional discussion regarding risks to our business associated with the Covid-19 pandemic.
Supply Chain and Logistics Challenges
Covid-19 has and may continue to cause disruptions in the Company’s supply chain within our third-party manufacturers and logistics providers. During fiscal 2022, certain of the Company’s third-party manufacturers, primarily located in Vietnam, experienced ongoing and longer-than-expected government mandated restrictions, which resulted in a significant decrease in production capacity for these third-party manufacturers. In response, the Company took deliberate actions such as shifting production to other countries, adjusting its merchandising strategies, where possible, and increasing the use of air freight to expedite delivery. Based on these actions, and the improved production levels, the Company has and expects that it will continue to be able to meet anticipated levels of demand.
The Company has been experiencing other global logistics challenges, such as delays as a result of port congestion, vessel availability, container shortages for imported products and rising freight costs. These challenges are expected to persist during fiscal 2023. Due to these logistical challenges, during the three months ended October 1, 2022, the Company recognized within Cost of sales $19.9 million of incremental freight costs compared to the three months ended October 2, 2021, in order to maintain product flow to meet consumer demand. The Company's gross margin for the first quarter of fiscal 2023 was negatively impacted by approximately 130 basis points due to this incremental freight costs.
There is still uncertainty associated with the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities and adjust our operating plan as needed. Refer to Part II, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended July 2, 2022.
Generalized System of Preferences (“GSP”) program
The Company has historically benefited from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences (“GSP”) program. The GSP program expired in the third quarter of fiscal 2021, resulting in additional duties and negatively impacting gross profit.
Crisis in Ukraine
In the third quarter of fiscal 2022, a humanitarian crisis unfolded in Ukraine, which has created significant economic uncertainty in the region. The Company does not have directly operated stores in Russia or Ukraine and has a very minimal distributor and wholesale business which was less than 0.1% of the Company’s total Net sales for fiscal 2022. The Company has paused all wholesale shipments to Russia. The Company's total business in Europe represented less than 5% of its fiscal 2022 total Net sales.
Tax Legislation
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

Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended October 1, 2022 are not necessarily indicative of that expected for the full fiscal 2023. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as Covid-19.

FIRST QUARTER FISCAL 2023 COMPARED TO FIRST QUARTER FISCAL 2022
The following table summarizes results of operations for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	October 1, 2022		October 2, 2021		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,506.5	100.0%	$1,480.9	100.0%	$25.6	1.7%
Gross profit	1,054.6	70.0	1,068.7	72.2	(14.1)	(1.3)
SG&A expenses	800.3	53.1	773.7	52.2	26.6	3.4
Operating income (loss)	254.3	16.9	295.0	19.9	(40.7)	(13.8)
Interest expense, net	7.4	0.5	16.1	1.1	(8.7)	(54.1)
Other expense (income)	10.7	0.7	2.2	0.2	8.5	NM
Provision (benefit) for income taxes	40.9	2.7	49.8	3.4	(8.9)	(17.7)
Net income (loss)	195.3	13.0	226.9	15.3	(31.6)	(13.9)
Net income (loss) per share:
Basic	$0.81		$0.82		$(0.01)	(0.9)
Diluted	$0.79		$0.80		$(0.01)	(0.5)

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). There were no charges affecting comparability during the first quarter of fiscal 2023. The reported results during the first quarter of fiscal 2022 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Quarter Fiscal 2022 Items

	Three Months Ended October 2, 2021
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	831.0	—	831.0
Kate Spade	199.2	—	199.2
Stuart Weitzman	38.5	—	38.5
Gross profit	$1,068.7	$—	$1,068.7

Coach	465.3	1.4	463.9
Kate Spade	162.0	1.4	160.6
Stuart Weitzman	40.0	0.4	39.6
Corporate	106.4	8.9	97.5
SG&A expenses	$773.7	$12.1	$761.6

Coach	365.7	(1.4)	367.1
Kate Spade	37.2	(1.4)	38.6
Stuart Weitzman	(1.5)	(0.4)	(1.1)
Corporate	(106.4)	(8.9)	(97.5)
Operating income (loss)	$295.0	$(12.1)	$307.1

Provision for income taxes	49.8	(3.9)	53.7
Net income (loss)	$226.9	$(8.2)	$235.1
Net income (loss) per diluted common share	$0.80	$(0.02)	$0.82
In the first quarter of fiscal 2022, the Company incurred charges as follows:
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
Tapestry, Inc. Summary – First Quarter of Fiscal 2023
Currency Fluctuation Effects
The change in net sales for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Net Sales

	Three Months Ended		Variance
	October 1, 2022	October 2, 2021	Amount	%	Constant Currency Change
	(millions)
Coach	$1,119.3	$1,114.9	$4.4	0.4%	4.5%
Kate Spade	321.9	299.5	22.4	7.5	10.2
Stuart Weitzman	65.3	66.5	(1.2)	(1.9)	—
Total Tapestry	$1,506.5	$1,480.9	$25.6	1.7	5.4
Net sales in the first quarter of fiscal 2023 increased 1.7% or $25.6 million to $1.51 billion. Excluding the effects of foreign currency, net sales increased by 5.4% or $80.7 million.
•Coach Net Sales increased 0.4% or $4.4 million to $1.12 billion in the first quarter of fiscal 2023. Excluding the impact of foreign currency, net sales increased 4.5% or $50.1 million. This increase in net sales was primarily due to an increase of $24.9 million in net retail sales driven by an increase of store sales in North America and Other Asia, partially offset by a decrease in Greater China due to Covid-19 related disruptions, and a decrease in North America e-commerce sales. This increase in net sales was also attributed to a $20.3 million increase in wholesale sales, in part driven by timing of wholesale shipments.
•Kate Spade Net Sales increased 7.5% or $22.4 million to $321.9 million in the first quarter of fiscal 2023. Excluding the impact of foreign currency, net sales increased 10.2% or $30.6 million. This increase in net sales was primarily due to an increase of $14.5 million in net retail sales driven by higher global store sales, partially offset by North America e-commerce sales. This increase in net sales was also attributed to a $13.7 million increase in wholesale sales.
•Stuart Weitzman Net Sales decreased 1.9% or $1.2 million to $65.3 million in the first quarter of fiscal 2023. Excluding the impact of foreign currency, net sales were even compared to the prior year, which included an increase in wholesale sales of $6.2 million, offset by $6.2 million decrease in net global retail sales mainly in Greater China due to Covid-19 related disruptions.
Gross Profit

	Three Months Ended
	October 1, 2022		October 2, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$808.9	72.3%	$831.0	74.5%	$(22.1)	(2.6)%
Kate Spade	207.8	64.6	199.2	66.5	8.6	4.3
Stuart Weitzman	37.9	58.0	38.5	57.9	(0.6)	(1.7)
Tapestry	$1,054.6	70.0	$1,068.7	72.2	$(14.1)	(1.3)
Gross profit decreased 1.3% or $14.1 million to $1.05 billion in the first quarter of fiscal 2023 from $1.07 billion in the first quarter of fiscal 2022. Gross margin for the first quarter of fiscal 2023 was 70.0% as compared to 72.2% in the first quarter of fiscal 2022. Gross margin for the first quarter of fiscal 2023 was negatively impacted by unfavorable freight of 130 basis points and unfavorable currency translation of 70 basis points. Refer to "Current Macroeconomic Conditions and Outlook" and "Supply Chain and Logistics Challenges" herein, for further information.
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

•Coach Gross Profit decreased 2.6% or $22.1 million to $808.9 million in the first quarter of fiscal 2023 from $831.0 million in the first quarter of fiscal 2022. Gross margin decreased 220 basis points to 72.3% in the first quarter of fiscal 2023 from 74.5% in the first quarter of fiscal 2022. This decrease in gross margin was primarily due to higher inbound freight expense, and unfavorable currency translation.
•Kate Spade Gross Profit increased 4.3% or $8.6 million to $207.8 million in the first quarter of fiscal 2023 from $199.2 million in the first quarter of fiscal 2022. Gross margin decreased 190 basis points to 64.6% in the first quarter of fiscal 2023 from 66.5% in the first quarter of fiscal 2022. This decrease in gross margin was primarily due to higher inbound freight expense, increased promotional activity, unfavorable channel mix and unfavorable currency translation, partially offset by stronger-than-anticipated sell-throughs.
•Stuart Weitzman Gross Profit decreased 1.7% or $0.6 million to $37.9 million in the first quarter of fiscal 2023 from $38.5 million in the first quarter of fiscal 2022. Gross margin increased 10 basis points to 58.0% in the first quarter of fiscal 2023 from 57.9% in the first quarter of fiscal 2022. This increase in gross margin was primarily due to reduced promotional activity and favorable pricing actions offset by unfavorable geography and channel mix, and unfavorable currency translation.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	October 1, 2022		October 2, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$469.7	42.0%	$465.3	41.7%	$4.4	1.0%
Kate Spade	184.6	57.3	162.0	54.1	22.6	13.9
Stuart Weitzman	43.0	65.8	40.0	60.2	3.0	7.4
Corporate	103.0	NA	106.4	NA	(3.4)	(3.2)
Tapestry	$800.3	53.1	$773.7	52.2	$26.6	3.4
SG&A expenses increased 3.4% or $26.6 million to $800.3 million in the first quarter of fiscal 2023 as compared to $773.7 million in the first quarter of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 53.1% during the first quarter of fiscal 2023 from 52.2% during the first quarter of fiscal 2022. Excluding items affecting comparability of $12.1 million in the first quarter of fiscal 2022, SG&A expenses increased 5.1% or $38.7 million to $800.3 million from $761.6 million in the first quarter of fiscal 2022. SG&A as a percentage of net sales increased to 53.1% as compared to 51.4% during the first quarter of fiscal 2022. SG&A for the first quarter of fiscal 2023 was positively impacted by favorable currency translation of $29.0 million. Refer to "Current Macroeconomic Conditions and Outlook" herein, for further information.
•Coach SG&A Expenses increased 1.0% or $4.4 million to $469.7 million in the first quarter of fiscal 2023 as compared to $465.3 million in the first quarter of fiscal 2022. SG&A expenses as a percentage of net sales increased to 42.0% during the first quarter of fiscal 2023 from 41.7% during the first quarter of fiscal 2022. Excluding items affecting comparability of $1.4 million in the first quarter of fiscal 2022, SG&A expenses increased 1.3% or $5.8 million to $469.7 million from $463.9 million in first quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 42.0% in the first quarter of fiscal 2023 from 41.6% in the first quarter of fiscal 2022. This increase in SG&A expenses was primarily due to increased compensation costs, increased distribution costs and increased occupancy costs, partially offset by favorable currency translation.
•Kate Spade SG&A Expenses increased 13.9% or $22.6 million to $184.6 million in the first quarter of fiscal 2023 as compared to $162.0 million in the first quarter of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 57.3% during the first quarter of fiscal 2023 from 54.1% during the first quarter of fiscal 2022. Excluding items affecting comparability of $1.4 million in the first quarter of fiscal 2022, SG&A expenses increased 14.9% or $24.0 million to $184.6 million from $160.6 million in the first quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 57.3% in the first quarter of fiscal 2023 from 53.7% in the first quarter of fiscal 2022. This increase in SG&A expenses was primarily due to an increase in variable selling and distribution costs, higher marketing spend, most notably in digital, increased compensation costs, higher information technology costs, partially offset by favorable currency translation.
•Stuart Weitzman SG&A Expenses increased 7.4% or $3.0 million to $43.0 million in the first quarter of fiscal 2023 as compared to $40.0 million in the first quarter of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 65.8% during the first quarter of fiscal 2023 as compared to 60.2% during the first quarter of fiscal 2022. Excluding items affecting comparability of $0.4 million in the first quarter of fiscal 2022, SG&A expenses increased 8.7% or $3.4 million to $43.0 million from $39.6 million in the first quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 65.8% in the first quarter of fiscal 2023 from 59.4% in the first quarter of fiscal 2022. This increase in SG&A expenses was primarily due to higher marketing spend, an increase in distribution costs, partially offset by favorable currency translation.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 3.2% or $3.4 million to $103.0 million in the first quarter of fiscal 2023 as compared to $106.4 million in the first quarter of fiscal 2022. Excluding items affecting comparability of $8.9 million in the first quarter of fiscal 2022, SG&A expenses increased 5.6% or $5.5 million to $103.0 million in the first quarter of fiscal 2023 as compared to $97.5 million in the first quarter of fiscal 2022. This increase in SG&A expenses was primarily due to increased compensation costs, partially offset by favorable currency translation.
Operating Income (Loss)

	Three Months Ended
	October 1, 2022		October 2, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$339.2	30.3%	$365.7	32.8%	$(26.5)	(7.2)%
Kate Spade	23.2	7.2	37.2	12.4	(14.0)	(37.6)
Stuart Weitzman	(5.1)	(7.8)	(1.5)	(2.3)	(3.6)	NM
Corporate	(103.0)	NA	(106.4)	NA	3.4	3.2
Tapestry	$254.3	16.9	$295.0	19.9	$(40.7)	(13.8)
Operating income decreased 13.8% or $40.7 million to $254.3 million in the first quarter of fiscal 2023 as compared to $295.0 million in the first quarter of fiscal 2022. Operating margin was 16.9% in the first quarter of fiscal 2023 as compared to 19.9% in the first quarter of fiscal 2022. Excluding items affecting comparability of $12.1 million in the first quarter of fiscal 2022, operating income decreased 17.2% or $52.8 million to $254.3 million in the first quarter of fiscal 2023 from $307.1 million in the first quarter of fiscal 2022; and operating margin decreased to 16.9% in the first quarter of fiscal 2023 as compared to 20.7% in the first quarter of fiscal 2022.
•Coach Operating Income decreased 7.2% or $26.5 million to $339.2 million in the first quarter of fiscal 2023, resulting in an operating margin of 30.3%, as compared to $365.7 million and 32.8%, respectively, in the first quarter of fiscal 2022. Excluding items affecting comparability, Coach operating income decreased 7.6% or $27.9 million to $339.2 million from $367.1 million in the first quarter of fiscal 2022; and operating margin was 30.3% in the first quarter of fiscal 2023 as compared to 32.9% in the first quarter of fiscal 2022.
•Kate Spade Operating Income decreased 37.6% or $14.0 million to $23.2 million in the first quarter of fiscal 2023, resulting in an operating margin of 7.2%, as compared to $37.2 million and operating margin of 12.4% in the first quarter of fiscal 2022. Excluding items affecting comparability, Kate Spade operating income decreased 39.8% or $15.4 million to $23.2 million from $38.6 million in the first quarter of fiscal 2022; and operating margin was 7.2% in the first quarter of fiscal 2023 as compared to 12.9% in the first quarter of fiscal 2022.
•Stuart Weitzman Operating Loss increased $3.6 million to $5.1 million in the first quarter of fiscal 2023, resulting in an operating margin of (7.8)%, as compared to an operating loss of $1.5 million and an operating margin of (2.3)% in the first quarter of fiscal 2022. Excluding items affecting comparability, Stuart Weitzman operating loss increased $4.0 million to $5.1 million, resulting in an operating margin of (7.8)%, as compared to operating loss of $1.1 million and operating margin of (1.6)% in the first quarter of fiscal 2022.

Interest Expense, net
Interest expense, net decreased 54.1% or $8.7 million to $7.4 million in the first quarter of fiscal 2023 as compared to $16.1 million in the first quarter of fiscal 2022. This decrease in interest expense, net was mainly due to the favorable impact of the net investment hedges, lower bond interest expense on senior notes, as well as higher interest income offset by higher interest on the credit facility.
Other Expense (Income)
Other expense increased $8.5 million to $10.7 million in the first quarter of fiscal 2023 as compared to $2.2 million in the first quarter of fiscal 2022. This increase in other expense was related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 17.3% in the first quarter of fiscal 2023 as compared to 18.0% in the first quarter of fiscal 2022. Excluding items affecting comparability, the effective tax rate was 18.6% in the first quarter of fiscal 2022. This decrease in our effective tax rate was primarily attributable to the impact of vesting of equity compensation awards during the period partially offset by geographic mix of earnings.
Net Income (Loss)
Net income decreased 13.9% or $31.6 million to $195.3 million in the first quarter of fiscal 2023 as compared to $226.9 million in the first quarter of fiscal 2022. Excluding items affecting comparability, net income decreased 17.0% or $39.8 million to $195.3 million in the first quarter of fiscal 2023 as compared to $235.1 million in the first quarter of fiscal 2022. This decrease was primarily due to lower operating income.
Net Income (Loss) per Share
Net income per diluted share decreased 0.5% or $0.01 to $0.79 in the first quarter of fiscal 2023 as compared to $0.80 in the first quarter of fiscal 2022. Excluding items affecting comparability, net income per diluted share decreased 4.0% or $0.03 to $0.79 in the first quarter of fiscal 2023 as compared to $0.82 in the first quarter of fiscal 2022. This change was primarily due to lower net income. Foreign exchange negatively impacted Net income per diluted share by $0.10.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. There were no items affecting comparability in the first quarter of fiscal 2023. The reported SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2022 reflect certain items, including Acceleration Program costs. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of Acceleration Program costs along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive temporary store closures resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three months ended October 1, 2022 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	October 1, 2022	October 2, 2021	Change
	(millions)

Net cash provided by (used in) operating activities	$(170.4)	$21.8	$(192.2)
Net cash provided by (used in) investing activities	146.8	(428.4)	575.2
Net cash provided by (used in) financing activities	(226.2)	(346.2)	120.0
Effect of exchange rate changes on cash and cash equivalents	(13.5)	(2.3)	(11.2)
Net increase (decrease) in cash and cash equivalents	$(263.3)	$(755.1)	$491.8
The Company’s cash and cash equivalents decreased by $263.3 million in the first three months ended of fiscal 2023 as compared to a decrease of $755.1 million in the first three months ended of fiscal 2022, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $192.2 million due to changes in operating assets and liabilities of $139.9 million, lower impact of non-cash adjustments of $20.7 million, as well as lower net income of $31.6 million.
The $139.9 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Other assets were a use of cash of $111.6 million in the first three months ended of fiscal 2023 compared to a source of cash of $48.5 million in the first three months ended of fiscal 2022, primarily driven by additional income tax payments for the year and a significant refund in the prior year, an increase in the long term derivative asset due to the net investment hedge mark to market, as well as an increase in prepaid expenses due to renewed and additional information technology as well as cloud computing projects.
•Inventories were a use of cash of $181.9 million in the first three months ended of fiscal 2023 compared to a use of cash of $84.8 million in the first three months ended of fiscal 2022, primarily driven by increased in-transit levels due to longer lead times, higher receipts, as well as the strategic decision to pull forward holiday receipts to avoid any delays given longer lead time.
•Other liabilities were a source of cash of $42.9 million in the first three months ended of fiscal 2023 compared to a use of cash of $10.0 million in the first three months ended of fiscal 2022, primarily driven by the change in mark to market on derivative liabilities.
•Accounts payable were a source of cash of $0.9 million in the first three months ended of fiscal 2023 compared to a use of cash of $32.7 million in the first three months ended of fiscal 2022, primarily driven by the timing of payments compared to the prior year.
Net cash provided by (used in) investing activities
Net cash provided by investing activities in the first three months ended of fiscal 2023 was $146.8 million as compared to a use of cash of $428.4 million in the first three months ended of fiscal 2022, resulting in a $575.2 million increase in net cash provided by investing activities.
The $146.8 million source of cash in the first three months ended of fiscal 2023 is primarily due to proceeds from maturities and sales of investments $136.2 million, settlement of net investment hedge of $41.9 million, partially offset by capital expenditures of $27.3 million.
The $428.4 million use of cash in the first three months ended of fiscal 2022 is primarily due to purchases of investments of $402.9 million and purchases of property and equipment of $33.4 million, partially offset by proceeds from maturities and sales of investments $7.9 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $226.2 million in the first three months ended of fiscal 2023 as compared to a use of cash of $346.2 million in the first three months ended of fiscal 2022, resulting in a net decrease in use of cash for financing activities of $120.0 million.

The $226.2 million of cash used in the first three months ended of fiscal 2023 was primarily due to repurchase of common stock of $94.9 million and dividend payments of $72.7 million as well as taxes paid to net settle share-based awards of $51.9 million.
The $346.2 million use of cash in the first three months ended of fiscal 2022 was primarily due to repurchase of common stock of $250.0 million and dividend payments of $69.6 million.
Working Capital and Capital Expenditures
As of October 1, 2022, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$526.5	$—	$526.5
Short-term investments(1)	30.6	—	30.6
Term Loans(2)	487.5	487.5	—
Revolving Credit Facility(2)	1,250.0	—	1,250.0
3.050% Senior Notes due 2032(3)	500.0	500.0	—
4.125% Senior Notes due 2027(3)	396.6	396.6	—
4.250% Senior Notes due 2025(3)	303.4	303.4	—
Total	$3,494.6	$1,687.5	$1,807.1

(1)    As of October 1, 2022, approximately 44.5% of our cash and short-term investments were held outside the United States. We have analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and have determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. The Company has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
(2)    On May 11, 2022, the Company entered into a definitive agreement whereby Bank of America, N.A., as administrative agent, other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $1.25 billion revolving credit facility (the "$1.25 Billion Revolving Credit Facility") and an unsecured $500.0 Million Term Loan (the “Term Loan”). Both the $1.25 Billion Revolving Credit Facility and Term Loan (collectively, the “Credit Facilities”) will mature on May 11, 2027. The Company and its subsidiaries must comply on a quarterly basis with a maximum 4.0 to 1.0 ratio of (a) consolidated debt minus unrestricted cash and cash equivalents in excess of $300 million to (b) consolidated EBITDAR.
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of October 1, 2022.

The Term Loan includes a two-month delayed draw period from the closing date. On June 14, 2022 the Company drew down on the Term Loan to satisfy the Company’s remaining obligations under the 3.000% senior unsecured notes due 2022 and for general corporate purposes. The Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. As of October 1, 2022, $25.0 million of the Term Loan is included in Current debt on the Condensed Consolidated Balance Sheet. Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. Additionally, the Company will pay a ticking fee on the undrawn amount of the Term Loan. Refer to Note 11, "Debt," for further information on our existing debt instruments.
(3)    In December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes") and completed cash tender offers for $203.4 million and $296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In June 2017, the Company issued $600.0 million aggregate principal amount of 2027 Senior Notes. In March 2015, the Company issued $600.0 million aggregate principal amount of 2025 Senior Notes. Furthermore, the indentures for the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of October 1, 2022, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of October 1, 2022, there were 11 financial institutions participating in the Revolving Credit Facility and Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 15%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
To improve our working capital efficiency we make available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. We do not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. During the first quarter of fiscal 2023 capital expenditures and cloud computing implementation costs were approximately $45.0 million. The Company expects total fiscal 2023 capital expenditures and cloud computing cost to be approximately $325.0 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
On November 11, 2021, the Company announced the Board of Directors authorized a common stock repurchase program to repurchase up to $1.00 billion of its outstanding common stock (the "2021 Share Repurchase Program"). On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of October 1, 2022 there was no outstanding common stock remaining under the 2021 Share Repurchase Program and the Company had $1.40 billion of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. Refer to Part

II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds," for further information. During the first quarter of fiscal 2023, the Company repurchased $100 million worth of shares. In total, the Company intends to repurchase approximately $700.0 million in fiscal 2023, all of which is under its current authorization.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's significant accounting policies are described in Note 3 to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2022. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2022. As of October 1, 2022, there have been no material changes to any of the critical accounting policies.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2022 testing date exceeded their carrying values by approximately 50% and 90%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to macroeconomic factors, the reception of new collections in all channels, and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2023 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of those assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of October 1, 2022 and July 2, 2022, forward currency contracts designated as cash flow hedges with a notional amount of $293.2 million and $41.5 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of October 1, 2022.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Japanese Yen. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of October 1, 2022 and July 2, 2022 the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $437.6 million and $274.1 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at October 1, 2022 and July 2, 2022 was $9.4 million and $0.4 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at October 1, 2022 and July 2, 2022 was $9.8 million and $3.2 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.
The Company is also exposed to foreign currency exchange rate fluctuations with respects to net investment hedges. As of October 1, 2022 and July 2, 2022, we have multiple fixed to fixed cross currency swap agreements with aggregate notional amounts of $1.20 billion and $1.20 billion, respectively, to hedge our net investment in Euro-denominated subsidiaries and Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The fair values of outstanding derivative contracts related to net investment hedges included in long-term assets at October 1, 2022 and July 2, 2022 was $70.7 million and $47.8 million, respectively. The fair values of outstanding derivative contracts related to net investment hedges included in long-term liabilities at October 1, 2022 and July 2, 2022 was $87.3 million and $44.0 million, respectively. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 2.4% and 2.7% in Euros, and 0.1% and (0.3)% in Japanese Yen. Refer to Note 8, "Derivative Investments and Hedging Activities," for additional information.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its $1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan entered into under the credit agreement dated May 11, 2022, the 2032 Senior Notes, 2027 Senior Notes, 2025 Senior Notes (collectively the "Senior Notes") and investments.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At October 1, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes was approximately $377 million, $363 million, and $300 million, respectively. At July 2, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes was approximately $409 million, $383 million, and $304 million respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
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

ITEM 4.     CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of October 1, 2022.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in Note 14, Commitments and Contingencies, of the "Notes to Condensed Consolidated Financial Statements" and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the Company's purchases of shares of common stock during the first quarter of fiscal 2023 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
July 3, 2022 - August 6, 2022	—	$—	—	$1,500.0
August 7, 2022 - September 3, 2022	1,404,673	35.60	1,404,673	1,450.0
September 4, 2022 - October 1, 2022	1,551,337	32.22	1,551,337	1,400.0
Total	2,956,010		2,956,010

(1)    On November 11, 2021, the Company announced the Board of Directors authorized a common stock repurchase program to repurchase up to $1.00 billion of its outstanding common stock (the "2021 Share Repurchase Program"). On May 12, 2022, the Company announced that its Board of Directors authorized the additional repurchase of up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). As of October 1, 2022 there was no outstanding common stock remaining under the 2021 Share Repurchase Program. Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1.

ITEM 6.     EXHIBITS

10.1†
Letter agreement, dated August 4, 2022, between the Company and Scott Roe, which is incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2022

10.2*	Form of Stock Option Grant Notice and Agreement under the Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan
10.4*	Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

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

Dated: November 10, 2022