Form 10-Q
period 2022-12-31
TAPESTRY, INC.
filed 2023-02-09
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 27, 2023, the Registrant had 236,075,634 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	July 2, 2022
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$830.2	$789.8
Short-term investments	16.0	163.4
Trade accounts receivable, less allowances for credit losses of $4.6 and $3.7, respectively	252.8	252.3
Inventories	975.8	994.2
Income tax receivable	213.3	217.2
Prepaid expenses	130.9	105.2
Other current assets	79.6	51.7
Total current assets	2,498.6	2,573.8
Property and equipment, net	571.1	544.4
Operating lease right-of-use assets	1,358.8	1,281.6
Goodwill	1,249.0	1,241.5
Intangible assets	1,363.4	1,366.6
Deferred income taxes	46.8	47.9
Other assets	170.0	209.5
Total assets	$7,257.7	$7,265.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$436.7	$520.7
Accrued liabilities	594.2	628.2
Current portion of operating lease liabilities	282.7	288.7
Current debt	25.0	31.2
Total current liabilities	1,338.6	1,468.8
Long-term debt	1,647.5	1,659.2
Long-term operating lease liabilities	1,348.4	1,282.3
Deferred income taxes	224.6	221.7
Long-term income taxes payable	74.1	95.3
Other liabilities	311.3	252.5
Total liabilities	4,944.5	4,979.8

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 236.0 million and 241.2 million shares, respectively	2.4	2.4
Additional paid-in-capital	3,613.8	3,620.2
Retained earnings (accumulated deficit)	(1,085.2)	(1,166.2)
Accumulated other comprehensive income (loss)	(217.8)	(170.9)
Total stockholders' equity	2,313.2	2,285.5
Total liabilities and stockholders' equity	$7,257.7	$7,265.3
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$2,025.4	$2,141.2	$3,531.9	$3,622.1
Cost of sales	636.1	683.8	1,088.0	1,096.0
Gross profit	1,389.3	1,457.4	2,443.9	2,526.1
Selling, general and administrative expenses	971.1	994.6	1,771.4	1,768.3
Operating income (loss)	418.2	462.8	672.5	757.8
Loss on extinguishment of debt	—	53.7	—	53.7
Interest expense, net	7.9	15.9	15.3	32.0
Other expense (income)	(6.6)	3.1	4.1	5.3
Income (loss) before provision for income taxes	416.9	390.1	653.1	666.8
Provision (benefit) for income taxes	87.0	72.2	127.9	122.0
Net income (loss)	$329.9	$317.9	$525.2	$544.8
Net income (loss) per share:
Basic	$1.38	$1.17	$2.19	$1.98
Diluted	$1.36	$1.15	$2.14	$1.94
Shares used in computing net income (loss) per share:
Basic	239.3	271.1	240.3	274.5
Diluted	243.3	277.2	245.0	281.0

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$329.9	$317.9	$525.2	$544.8
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(22.5)	(0.2)	(14.8)	(0.6)
Unrealized gains (losses) on available-for-sale investments, net	—	(0.1)	0.5	(0.3)
Foreign currency translation adjustments	(2.4)	(13.3)	(32.6)	(22.8)
Other comprehensive income (loss), net of tax	(24.9)	(13.6)	(46.9)	(23.7)
Comprehensive income (loss)	$305.0	$304.3	$478.3	$521.1

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31, 2022	January 1, 2022
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$525.2	$544.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	88.6	99.6
Provision for bad debt	2.8	13.5
Loss on extinguishment of debt	—	53.7
Share-based compensation	34.8	33.5
Acceleration Program charges	—	6.0
Changes to lease related balances, net	(16.5)	(26.3)
Deferred income taxes	32.1	5.2
Other non-cash charges, net	(23.1)	17.7
Changes in operating assets and liabilities:
Trade accounts receivable	(19.5)	(88.9)
Inventories	11.5	(17.4)
Accounts payable	(60.2)	(0.7)
Accrued liabilities	(60.6)	3.4
Other liabilities	(7.6)	(26.4)
Other assets	(45.1)	50.4
Net cash provided by (used in) operating activities	462.4	668.1
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(4.3)	(502.3)
Proceeds from maturities and sales of investments	151.8	118.3
Purchases of property and equipment	(108.8)	(71.7)
Settlement of net investment hedge	41.9	—
Net cash provided by (used in) investing activities	80.6	(455.7)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(144.2)	(137.5)
Repurchase of common stock	(300.0)	(750.0)
Proceeds from issuance of debt, net of discount	—	498.5
Payment of debt issuance costs	—	(4.5)
Payment of debt extinguishment costs	—	(50.7)
Proceeds from share-based awards	13.8	23.6
Repayment of debt	(18.8)	(500.0)
Taxes paid to net settle share-based awards	(55.0)	(31.0)
Payments of finance lease liabilities	(0.5)	(0.5)
Net cash provided by (used in) financing activities	(504.7)	(952.1)
Effect of exchange rate changes on cash and cash equivalents	2.1	(10.6)
Net (decrease) increase in cash and cash equivalents	40.4	(750.3)
Cash and cash equivalents at beginning of period	789.8	2,007.7
Cash and cash equivalents at end of period	830.2	1,257.4
Supplemental information:
Cash paid for income taxes, net	$138.3	$78.6
Cash paid for interest	$38.9	$36.6
Noncash investing activity - property and equipment obligations	$6.8	$11.2

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
The results of operations, cash flows and comprehensive income for the six months ended December 31, 2022 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2023 ("fiscal 2023").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2023 will be a 52-week period. Fiscal 2022, ended on July 2, 2022, was also a 52-week period. The second quarter of fiscal 2023 ended on December 31, 2022 and the second quarter of fiscal 2022 ended on January 1, 2022, both of which were 13-week periods.
Covid-19 Pandemic
The ongoing Covid-19 pandemic continues to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. The widespread impact of Covid-19 resulted in temporary closures of directly operated stores globally, as well as at our wholesale and licensing partners starting in fiscal 2020. Since then, certain directly operated stores and the stores of our wholesale and licensing partners have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Covid-19 has also resulted in ongoing supply chain challenges, such as logistic constraints, the temporary closure of certain third-party manufacturers and certain increased freight costs.

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the six months ended December 31, 2022.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended December 31, 2022
Coach	$985.4	$196.0	$200.6	$67.7	$1,449.7
Kate Spade	418.5	9.8	37.4	24.6	490.3
Stuart Weitzman	56.8	20.1	0.3	8.2	85.4
Total	$1,460.7	$225.9	$238.3	$100.5	$2,025.4

Three Months Ended January 1, 2022
Coach	$1,011.2	$258.7	$201.6	$53.5	$1,525.0
Kate Spade	415.7	11.6	42.4	30.7	500.4
Stuart Weitzman	67.2	38.2	—	10.4	115.8
Total	$1,494.1	$308.5	$244.0	$94.6	$2,141.2

Six Months Ended December 31, 2022
Coach	$1,654.5	$405.8	$368.5	$140.2	$2,569.0
Kate Spade	673.1	20.8	69.0	49.3	812.2
Stuart Weitzman	99.0	35.2	0.5	16.0	150.7
Total	$2,426.6	$461.8	$438.0	$205.5	$3,531.9

Six Months Ended January 1, 2022
Coach	$1,692.9	$500.7	$338.5	$107.8	$2,639.9
Kate Spade	647.9	23.3	69.2	59.5	799.9
Stuart Weitzman	102.9	60.9	0.3	18.2	182.3
Total	$2,443.7	$584.9	$408.0	$185.5	$3,622.1

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, Singapore, South Korea, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of December 31, 2022 and July 2, 2022 was $43.9 million and $41.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended December 31, 2022, net sales of $17.0 million were recognized from amounts recorded as deferred revenue as of July 2, 2022. For the six months ended January 1, 2022, net sales of $8.1 million were recognized from amounts recorded as deferred revenue as of July 3, 2021.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 2, 2022	$609.1	$632.4	$—	$1,241.5
Foreign exchange impact	7.2	0.3	—	$7.5
Balance at December 31, 2022	$616.3	$632.7	$—	$1,249.0

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of December 31, 2022 and July 2, 2022.
Intangible Assets
Intangible assets consist of the following:

	December 31, 2022			July 2, 2022
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.4	$(46.8)	$53.6	$100.3	$(43.5)	$56.8
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.2	$(46.8)	$1,363.4	$1,410.1	$(43.5)	$1,366.6
As of December 31, 2022, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2023	$3.2
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Thereafter	24.4
Total	$53.6
The expected amortization expense above reflects remaining useful lives ranging from approximately 7.3 to 9.5 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 3, 2021	279.5	$2.8	$3,487.0	$(158.5)	$(72.0)	3,259.3
Net income (loss)	—	—	—	226.9	—	226.9
Other comprehensive income (loss)	—	—	—	—	(10.1)	(10.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.6	—	(26.4)	—	—	(26.4)
Share-based compensation	—	—	19.9	—	—	19.9
Repurchase of common stock	(6.1)	—	—	(250.0)	—	(250.0)
Dividends declared ($0.25 per share)	—	—	—	(69.6)	—	(69.6)
Balance at October 2, 2021	$275.0	$2.8	$3,480.5	$(251.2)	$(82.1)	$3,150.0
Net income (loss)	—	—	—	317.9	—	317.9
Other comprehensive income (loss)	—	—	—	—	(13.6)	(13.6)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.7	—	19.0	—	—	19.0
Share-based compensation	—	—	22.0	—	—	22.0
Repurchase and retirement of common stock	$(11.7)	$(0.2)	$—	$(499.8)	$—	(500.0)
Dividends declared ($0.25 per share)	—	—	—	(67.9)	—	(67.9)
Balance at January 1, 2022	$264.0	$2.6	$3,521.5	$(501.0)	$(95.7)	$2,927.4

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2022	241.2	$2.4	$3,620.2	$(1,166.2)	$(170.9)	2,285.5
Net income (loss)	—	—	—	195.3	—	195.3
Other comprehensive income (loss)	—	—	—	—	(22.0)	(22.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.7	—	(45.8)	—	—	(45.8)
Share-based compensation	—	—	15.1	—	—	15.1
Repurchase of common stock	(3.0)	—	—	(100.0)	—	(100.0)
Dividends declared ($0.30 per share)	—	—	—	(72.7)	—	(72.7)
Balance at October 1, 2022	$240.9	$2.4	$3,589.5	$(1,143.6)	$(192.9)	$2,255.4
Net income (loss)	—	—	—	329.9	—	329.9
Other comprehensive income (loss)	—	—	—	—	(24.9)	(24.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.5	—	4.6	—	—	4.6
Share-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock	(5.4)	—	—	(200.0)	—	(200.0)
Dividends declared ($0.30 per share)	—	—	—	(71.5)	—	(71.5)
Balance at December 31, 2022	$236.0	$2.4	$3,613.8	$(1,085.2)	$(217.8)	$2,313.2

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$(72.0)
Other comprehensive income (loss) before reclassifications	(1.6)	(0.3)	(22.8)	(24.7)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.0)	—	—	(1.0)
Net current-period other comprehensive income (loss)	(0.6)	(0.3)	(22.8)	(23.7)
Balances at January 1, 2022	$(1.3)	$(0.3)	$(94.1)	$(95.7)

Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)
Other comprehensive income (loss) before reclassifications	(16.7)	0.5	(32.6)	(48.8)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.9)	—	—	(1.9)
Net current-period other comprehensive income (loss)	(14.8)	0.5	(32.6)	(46.9)
Balances at December 31, 2022	$(17.1)	$—	$(200.7)	$(217.8)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.3 million and $0.6 million as of December 31, 2022 and January 1, 2022, respectively. The amounts reclassified from AOCI are net of tax of $0.9 million and $0.3 million as of December 31, 2022 and January 1, 2022, respectively.
(2)    The ending balances of AOCI related to foreign currency translation adjustments includes a loss of $66.0 million, net of tax of $0.1 million, as of December 31, 2022, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations. As the Company began entering into net investment hedges in the fourth quarter of Fiscal 2022, there was no balance as of January 1, 2022.
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
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the Condensed Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
The Company acts as sublessor in certain leasing arrangements, primarily related to a sublease of a portion of the Company's leased headquarters space as well as certain retail locations. Fixed sublease payments received are recognized on a straight-line basis over the sublease term.
ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of December 31, 2022 and July 2, 2022:

	December 31, 2022	July 2, 2022	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,358.8	$1,281.6	Operating lease right-of-use assets
Finance leases	1.6	1.9	Property and equipment, net
Total lease assets	$1,360.4	$1,283.5
Liabilities:
Operating leases:
Current lease liabilities	$282.7	$288.7	Current lease liabilities
Long-term lease liabilities	1,348.4	1,282.3	Long-term lease liabilities
Total operating lease liabilities	$1,631.1	$1,571.0
Finance leases:
Current lease liabilities	$1.1	$1.1	Accrued liabilities
Long-term lease liabilities	1.8	2.4	Other liabilities
Total finance lease liabilities	$2.9	$3.5

Total lease liabilities	$1,634.0	$1,574.5

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2022 and January 1, 2022:

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.3	$0.5	$0.5
Interest on lease liabilities(1)	0.1	0.1	0.2	0.2
Total finance lease cost	0.3	0.4	0.7	0.7
Operating lease cost	78.5	85.8	157.8	170.7
Short-term lease cost	8.6	5.1	16.4	9.6
Variable lease cost(2)	48.9	55.2	98.4	98.8
Less: sublease income	(4.4)	(5.2)	(9.3)	(10.1)
Total net lease cost	$131.9	$141.3	$264.0	$269.7

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2) Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.
The following table summarizes certain cash flow information related to the Company's leases for the six months December 31, 2022 and January 1, 2022:

	Six Months Ended
	December 31, 2022	January 1, 2022
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194.4	$214.3
Operating cash flows from finance leases	0.2	0.2
Financing cash flows from finance leases	0.5	0.5
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	224.9	65.4
Additionally, the Company had approximately $6.0 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of December 31, 2022.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
If it is determined that a derivative instrument has not been highly effective and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued, and further gains (losses) are recognized in earnings within foreign currency gains (losses). Upon discontinuance of hedge accounting, the cumulative change in fair value of cash flow derivatives previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third party. Current maturity dates range from January 2023 to September 2024. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. The maturity date of most instruments held as of December 31, 2022 are in February 2023, and such contracts are typically renewed upon maturity if the related balance has not been settled. The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from April 2025 to March 2032.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of December 31, 2022 and July 2, 2022

	Notional Value		Derivative Assets			Derivative Liabilities
Designated Derivative Hedging Instruments				Fair Value			Fair Value
	December 31, 2022	July 2, 2022	Balance Sheet Classification	December 31, 2022	July 2, 2022	Balance Sheet Classification	December 31, 2022	July 2, 2022
	(millions)
FC - Inventory purchases(1)	$556.8	$41.5	Other Current Assets	$5.1	$—	Accrued Liabilities	$22.6	$2.7
FC - Intercompany liabilities and loans(2)	299.2	274.1	Other Current Assets	0.6	0.4	Accrued Liabilities	2.7	0.5
CCS - Net investment hedges(3)	1,200.0	1,200.0	Other Assets	—	47.8	Other Liabilities	94.5	44.0
Total Hedges	$2,056.0	$1,515.6		$5.7	$48.2		$119.8	$47.2

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of December 31, 2022 and January 1, 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Six Months Ended
	December 31, 2022	January 1, 2022
	(millions)
Cash flow hedges:
Inventory purchases(1)	$(17.0)	$(2.1)
Cash flow hedges, total	$(17.0)	$(2.1)
Other:
Net investment hedges	(69.9)	—
Other, total	$(69.9)	$—
Total hedges	$(86.9)	$(2.1)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Six Months Ended
		December 31, 2022	January 1, 2022
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$(2.8)	$(1.3)
Total hedges		$(2.8)	$(1.3)

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
The Company expects that $8.4 million of net derivative loss included in Accumulated other comprehensive income at December 31, 2022 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps used as net investment hedges under the spot method. This results in the cross-currency basis spread being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense in the Company’s consolidated statements of operations. Accordingly, the Company recorded net interest income of $13.8 million and $0.0 million during six months December 31, 2022 and January 1, 2022, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
	(millions, except per share data)
Net income (loss)	$329.9	$317.9	$525.2	$544.8

Weighted-average basic shares	239.3	271.1	240.3	274.5
Dilutive securities:
Effect of dilutive securities	4.0	6.1	4.7	6.5
Weighted-average diluted shares	243.3	277.2	245.0	281.0

Net income (loss) per share:
Basic	$1.38	$1.17	$2.19	$1.98
Diluted	$1.36	$1.15	$2.14	$1.94
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 31, 2022 and January 1, 2022, there were 6.1 million and 5.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
	(millions)
Share-based compensation expense(1)	$19.7	$22.0	$34.8	$41.9
Income tax benefit related to share-based compensation expense	3.7	4.2	6.7	8.0

(1)    There was no share-based compensation expense under the Acceleration program during the six months ended December 31, 2022. During the three and six months ended January 1, 2022, the company incurred $3.4 million and $8.4 million of share-based compensation expense related to its Acceleration Program.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Stock Options
A summary of stock option activity during the six months ended December 31, 2022 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 2, 2022	10.0
Granted	1.1
Exercised	(0.6)
Forfeited or expired	(0.9)
Outstanding at December 31, 2022	9.6
The weighted-average grant-date fair value of options granted during the six months ended December 31, 2022 and January 1, 2022 was $12.03 and $13.94, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	December 31, 2022	January 1, 2022
Expected term (years)	4.9	5.0
Expected volatility	48.6%	46.9%
Risk-free interest rate	3.3%	0.8%
Dividend yield	3.4%	2.4%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 31, 2022 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 2, 2022	6.4
Granted	2.3
Vested	(2.2)
Forfeited	(0.3)
Non-vested at December 31, 2022	6.2
The weighted-average grant-date fair value of share awards granted during the six months ended December 31, 2022 and January 1, 2022 was $35.21 and $42.15, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 31, 2022 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 2, 2022	1.2
Granted	0.4
Change due to performance condition achievement	0.8
Vested	(1.7)
Forfeited	—
Non-vested at December 31, 2022	0.7

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 31, 2022 and January 1, 2022 was $35.31 and $42.23, respectively.
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 31, 2022	July 2, 2022
	(millions)
Current debt:
Term Loan	$25.0	$31.2
Total current debt	$25.0	$31.2

Long-term debt:
Term Loan	$456.2	$468.8
3.050% Senior Notes due 2032	500.0	500.0
4.125% Senior Notes due 2027	396.6	396.6
4.250% Senior Notes due 2025	303.4	303.4
Total long-term debt	1,656.2	1,668.8
Less: Unamortized discount and debt issuance costs on Senior Notes	(8.7)	(9.6)
Total long-term debt, net	$1,647.5	$1,659.2
During the three and six months ended December 31, 2022, the Company recognized interest expense related to its debt of $18.1 million and $34.4 million, respectively. During the three and six months ended January 1, 2022, the Company recognized interest expense related to its debt of $16.3 million and $33.1 million, respectively.
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
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of December 31, 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
At December 31, 2022 the fair value of the 2032, 2027, and 2025 Senior Notes was approximately $390.0 million, $367.3 million and $297.3 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At July 2, 2022, the fair value of the 2032, 2027 and 2025 Senior Notes was approximately $409.0 million, $383.0 million and $304.1 million, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 31, 2022 and July 2, 2022:

	Level 1		Level 2
	December 31, 2022	July 2, 2022	December 31, 2022	July 2, 2022
	(millions)
Assets:
Cash equivalents(1)	$169.6	$99.1	$8.9	$10.9
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	—	59.6
Government securities - U.S.(2)	2.5	39.4	—	—
Corporate debt securities - U.S.(2)	—	—	—	55.2
Other	—	—	12.9	8.6
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	5.1	—
Net investment hedges(3)	—	—	—	47.8
Intercompany loans and payables(3)	—	—	0.6	0.4
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	22.6	2.7
Net investment hedges(3)	—	—	94.5	44.0
Intercompany loans and payables(3)	—	—	2.7	0.5

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
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three and six months ended December 31, 2022 and January 1, 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of December 31, 2022 and July 2, 2022:

	December 31, 2022			July 2, 2022
	Short-term	Long-term(3)	Total	Short-term	Long-term(3)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$59.6	$—	$59.6
Government securities - U.S.(2)	2.5	—	2.5	39.4	—	39.4
Corporate debt securities - U.S.(2)	—	—	—	55.2	—	55.2
Available-for-sale investments, total	$2.5	$—	$2.5	$154.2	$—	$154.2
Other:
Time deposits(1)	$0.6	$—	$0.6	$0.6	$—	$0.6
Other	12.9	0.1	13.0	8.6	0.1	8.7
Total Investments	$16.0	$0.1	$16.1	$163.4	$0.1	$163.5

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities as of December 31, 2022 have maturity dates during fiscal 2023 and are recorded at fair value.
(3)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the periods ended December 31, 2022 and July 2, 2022.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $34.9 million and $37.8 million outstanding at December 31, 2022 and July 2, 2022, respectively. The agreements, which expire at various dates through fiscal year 2028, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of December 31, 2022 related to debt repayments. Refer to Note 11, "Debt," for further information. Additionally, the Company had future payment obligations related to executed lease agreements for which the related lease had not yet commenced. Refer to Note 7, "Leases," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes segment performance for the three and six months ended December 31, 2022 and January 1, 2022:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended December 31, 2022
Net sales	$1,449.7	$490.3	$85.4	$—	$2,025.4
Gross profit	1,035.3	302.1	51.9	—	1,389.3
Operating income (loss)	453.2	69.0	0.7	(104.7)	418.2
Income (loss) before provision for income taxes	453.2	69.0	0.7	(106.0)	416.9
Depreciation and amortization expense(2)	24.7	11.2	2.7	6.2	44.8

Three Months Ended January 1, 2022
Net sales	$1,525.0	$500.4	$115.8	$—	$2,141.2
Gross profit	1,078.2	308.0	71.2	—	1,457.4
Operating income (loss)	473.3	83.7	13.3	(107.5)	462.8
Income (loss) before provision for income taxes	473.3	83.7	13.3	(180.2)	390.1
Depreciation and amortization expense(2)	19.4	10.2	2.1	17.1	48.8

Six Months Ended December 31, 2022
Net sales	$2,569.0	$812.2	$150.7	$—	$3,531.9
Gross profit	1,844.2	509.9	89.8	—	2,443.9
Operating income (loss)	792.4	92.2	(4.4)	(207.7)	672.5
Income (loss) before provision for income taxes	792.4	92.2	(4.4)	(227.1)	653.1
Depreciation and amortization expense(2)	47.0	22.3	5.1	14.2	88.6

Six Months Ended January 1, 2022
Net sales	$2,639.9	$799.9	$182.3	$—	$3,622.1
Gross profit	1,909.2	507.2	109.7	—	2,526.1
Operating income (loss)	839.0	120.9	11.8	(213.9)	757.8
Income (loss) before provision for income taxes	839.0	120.9	11.8	(304.9)	666.8
Depreciation and amortization expense(2)	40.1	21.0	4.3	34.2	99.6

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
•Results of operations. An analysis of our results of operations in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 and first six months of fiscal 2023 compared to the first six months of fiscal 2022.
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
Current Macroeconomic Conditions and Outlook
In the second quarter of fiscal 2023, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. Some of these organizations have recently revised the forecast slightly upwards since the first quarter of fiscal 2023. Nevertheless, the updated forecast is still below the historical average which is reflective of the current volatile environment, including higher than anticipated inflation, tighter monetary and fiscal policies aiming to lower inflation, the lingering effects of Covid-19 pandemic and the negative economic impacts due to the crisis in Ukraine.
In the second quarter of fiscal 2023, the U.S. Dollar has appreciated as compared to foreign currencies in regions where we conduct our business. For the three months and six months ended December 31, 2022, this trend has resulted in adverse impacts to our business as compared to prior year, including, but not limited to, decreased Net sales of $80.6 million and $135.7 million respectively, negative impact to gross margin of approximately 100 basis points and 90 basis points respectively, and favorable impact to Selling, general and administrative expenses ("SG&A") of $34.6 million and $63.6 million respectively. Taken together, this resulted in approximately 120 basis points and 100 basis points, respectively, of negative impact to operating margin, and negative impact to Net income per diluted share by $0.11 and $0.20 respectively.
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

Covid-19 Pandemic
The ongoing Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. During the second quarter of fiscal 2023, the Company's results in Greater China have continued to be adversely impacted as a result of the Covid-19 pandemic. While the situation is still volatile in the region, certain government restrictions were lifted in December 2022. We continue to monitor the latest developments regarding the Covid-19 pandemic and have incorporated certain assumptions regarding the duration, severity and global macroeconomic impact of the pandemic into our financial outlook. The impact of Covid-19 on our business and operating results could differ materially from these assumptions based on a number of factors largely outside of our control. Refer to Part II, Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022, for additional discussion regarding risks to our business associated with the Covid-19 pandemic.
Supply Chain and Logistics Challenges
Covid-19 has and may continue to cause disruptions in the Company’s supply chain within our third-party manufacturers and logistics providers. During fiscal 2022, certain of the Company’s third-party manufacturers, primarily located in Vietnam, experienced ongoing and longer-than-expected government mandated restrictions, which resulted in a significant decrease in production capacity for these third-party manufacturers. In response, the Company took deliberate actions such as shifting production to other countries, adjusting its merchandising strategies, where possible, and increasing the use of air freight to expedite delivery. Based on these actions and improved production levels, the Company has and expects that it will continue to be able to meet anticipated levels of demand. The Company has experienced other global logistical challenges, such as delays as a result of port congestion, vessel availability, container shortages for imported products and rising freight costs.
During the first half of fiscal 2023, freight costs have started to moderate and the Company has significantly reduced the use of air freight when compared to the first half of fiscal 2022. As a result, during the three months and six months ended December 31, 2022, the Company incurred lower freight expense of $27.0 million and $7.1 million respectively, positively impacting gross margin by approximately 130 basis points and 20 basis points when compared to the prior year.
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
Tax Legislation
Over the past year, there has been significant discussion with regards to tax legislation by both the Biden Administration and the Organization for Economic Cooperation and Development (“OECD”). On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income ("CAMT") and a 1% excise tax on share repurchases. On December 12, 2022, the European Union member states also reached agreement to implement the OECD’s reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirror the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. The CAMT and GloBE are anticipated to be effective beginning in fiscal 2024. The US Treasury and the OECD continue to seek input and release guidance on the CAMT and GloBE legislation and how the two will interact, so it is unclear at this time what, if any, impact either will have on the Company’s tax rate and financial results. We will continue to evaluate their impact as further information becomes available. With respect to the 1% excise tax on share repurchases, this provision of the Inflation Reduction Act is effective on January 1, 2023. We do not expect this provision of the Inflation Reduction Act to have a material impact on our financial results.

Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season. Accordingly, the Company’s net sales, operating income and operating cash flows for the six months ended December 31, 2022 are not necessarily indicative of that expected for the full fiscal 2023. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as Covid-19.

SECOND QUARTER FISCAL 2023 COMPARED TO SECOND QUARTER FISCAL 2022
The following table summarizes results of operations for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,025.4	100.0%	$2,141.2	100.0%	$(115.8)	(5.4)%
Gross profit	1,389.3	68.6	1,457.4	68.1	(68.1)	(4.7)
SG&A expenses	971.1	47.9	994.6	46.5	(23.5)	(2.4)
Operating income (loss)	418.2	20.6	462.8	21.6	(44.6)	(9.6)
Loss on extinguishment of debt	—	—	53.7	2.5	(53.7)	NM
Interest expense, net	7.9	0.4	15.9	0.7	(8.0)	(50.4)
Other expense (income)	(6.6)	(0.3)	3.1	0.1	(9.7)	NM
Provision for income taxes	87.0	4.3	72.2	3.4	14.8	20.5
Net income (loss)	329.9	16.3	317.9	14.8	12.0	3.8
Net income (loss) per share:
Basic	$1.38		$1.17		$0.21	17.6
Diluted	$1.36		$1.15		$0.21	18.3

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). There were no charges affecting comparability during the second quarter of fiscal 2023. The reported results during the second quarter of fiscal 2022 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Second Quarter Fiscal 2022 Items

	Three Months Ended January 1, 2022
	Items Affecting Comparability
	GAAP Basis (As Reported)	Debt Extinguishment	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	1,078.2	—	—	1,078.2
Kate Spade	308.0	—	—	308.0
Stuart Weitzman	71.2	—	—	71.2
Gross profit	$1,457.4	$—	$—	$1,457.4

Coach	604.9	—	1.1	603.8
Kate Spade	224.3	—	2.1	222.2
Stuart Weitzman	57.9	—	2.9	55.0
Corporate	107.5	—	7.2	100.3
SG&A expenses	$994.6	$—	$13.3	$981.3

Coach	473.3	—	(1.1)	474.4
Kate Spade	83.7	—	(2.1)	85.8
Stuart Weitzman	13.3	—	(2.9)	16.2
Corporate	(107.5)	—	(7.2)	(100.3)
Operating income (loss)	$462.8	$—	$(13.3)	$476.1

Loss on extinguishment of debt	53.7	53.7	—	—

Provision for income taxes	72.2	(12.9)	(4.1)	89.2
Net income (loss)	$317.9	$(40.8)	$(9.2)	$367.9
Net income (loss) per diluted common share	$1.15	$(0.15)	$(0.03)	$1.33
In the second quarter of fiscal 2022, the Company incurred charges as follows:
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

Tapestry, Inc. Summary – Second Quarter of Fiscal 2023
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Three Months Ended		Variance
	December 31, 2022	January 1, 2022	Amount	%	Constant Currency Change
	(millions)
Coach	$1,449.7	$1,525.0	$(75.3)	(4.9)%	(0.6)%
Kate Spade	490.3	500.4	(10.1)	(2.0)	0.2
Stuart Weitzman	85.4	115.8	(30.4)	(26.2)	(23.6)
Total Tapestry	$2,025.4	$2,141.2	$(115.8)	(5.4)	(1.6)
Net sales in the second quarter of fiscal 2023 decreased 5.4% or $115.8 million to $2.03 billion. Excluding the effects of foreign currency, net sales decreased by 1.6% or $35.2 million.
•Coach Net Sales decreased 4.9% or $75.3 million to $1.45 billion in the second quarter of fiscal 2023. Excluding the impact of foreign currency, net sales decreased 0.6% or $9.0 million. This decrease in net sales was primarily due to lower sales of $47.6 million in Greater China due to Covid-19 related disruptions. Excluding Greater China, net sales increased $38.6 million. This growth was due to an increase of $30.5 million in net retail sales, driven by store sales growth in all other geographies, partially offset by a net decrease in global e-commerce sales. In addition, there was an $8.1 million increase in wholesale sales.
•Kate Spade Net Sales decreased 2.0% or $10.1 million to $490.3 million in the second quarter of fiscal 2023. Excluding the impact of foreign currency, net sales increased 0.2% or $1.2 million. This increase in net sales was primarily due to an increase of $4.8 million in net retail sales driven by higher store sales, partially offset by a decrease in e-commerce sales. This increase in net sales was also partially offset by a decrease in wholesale sales of $2.3 million.
•Stuart Weitzman Net Sales decreased 26.2% or $30.4 million to $85.4 million in the second quarter of fiscal 2023. Excluding the impact of foreign currency, net sales decreased 23.6% or $27.4 million. This decrease in net sales was primarily due to a $15.3 million decrease in wholesale sales. This decrease in net sales was also attributed to a $12.1 million decrease in net retail sales mainly in store sales in Greater China due to Covid-19 related disruptions.
Gross Profit

	Three Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,035.3	71.4%	$1,078.2	70.7%	$(42.9)	(4.0)%
Kate Spade	302.1	61.6	308.0	61.5	(5.9)	(1.9)
Stuart Weitzman	51.9	60.8	71.2	61.5	(19.3)	(27.0)
Tapestry	$1,389.3	68.6	$1,457.4	68.1	$(68.1)	(4.7)
Gross profit decreased 4.7% or $68.1 million to $1.39 billion in the second quarter of fiscal 2023 from $1.46 billion in the second quarter of fiscal 2022. Gross margin for the second quarter of fiscal 2023 was 68.6% as compared to 68.1% in the second quarter of fiscal 2022. Gross margin for the second quarter of fiscal 2023 was positively impacted by favorable freight of 130 basis points and unfavorable currency translation of 100 basis points. Refer to "Current Macroeconomic Conditions and Outlook" and "Supply Chain and Logistics Challenges" herein, for further information.

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
•Coach Gross Profit decreased 4.0% or $42.9 million to $1.04 billion in the second quarter of fiscal 2023 from $1.08 billion in the second quarter of fiscal 2022. Gross margin increased 70 basis points to 71.4% in the second quarter of fiscal 2023 from 70.7% in the second quarter of fiscal 2022. This increase in gross margin was primarily attributed to favorable inbound freight expense and net pricing improvements, partially offset by unfavorable currency translation.
•Kate Spade Gross Profit decreased 1.9% or $5.9 million to $302.1 million in the second quarter of fiscal 2023 from $308.0 million in the second quarter of fiscal 2022. Gross margin increased 10 basis points to 61.6% in the second quarter of fiscal 2023 from 61.5% in the second quarter of fiscal 2022. This increase in gross margin was primarily attributed to favorable inbound freight expense, offset by unfavorable currency translation and increased promotional activity.
•Stuart Weitzman Gross Profit decreased 27.0% or $19.3 million to $51.9 million in the second quarter of fiscal 2023 from $71.2 million in the second quarter of fiscal 2022. Gross margin decreased 70 basis points to 60.8% in the second quarter of fiscal 2023 from 61.5% in the second quarter of fiscal 2022. This decrease in gross margin was primarily attributed to unfavorable foreign currency translation, unfavorable geography mix mainly due to decreased sales in Greater China as a result of Covid-19 related disruptions and increased promotional activity, partially offset by favorable channel mix.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$582.1	40.2%	$604.9	39.7%	$(22.8)	(3.8)%
Kate Spade	233.1	47.5	224.3	44.8	8.8	4.0
Stuart Weitzman	51.2	59.9	57.9	50.0	(6.7)	(11.5)
Corporate	104.7	NA	107.5	NA	(2.8)	(2.5)
Tapestry	$971.1	47.9	$994.6	46.5	$(23.5)	(2.4)
SG&A expenses decreased 2.4% or $23.5 million to $971.1 million in the second quarter of fiscal 2023 as compared to $994.6 million in the second quarter of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 47.9% during the second quarter of fiscal 2023 from 46.5% during the second quarter of fiscal 2022. Excluding items affecting comparability of $13.3 million in the second quarter of fiscal 2022, SG&A expenses decreased 1.0% or $10.2 million to $971.1 million from $981.3 million in the second quarter of fiscal 2022. SG&A as a percentage of net sales increased to 47.9% as compared to 45.8% during the second quarter of fiscal 2022. SG&A for the second quarter of fiscal 2023 was positively impacted by favorable currency translation of $34.6 million. Refer to "Current Macroeconomic Conditions and Outlook" herein, for further information.
•Coach SG&A Expenses decreased 3.8% or $22.8 million to $582.1 million in the second quarter of fiscal 2023 as compared to $604.9 million in the second quarter of fiscal 2022. SG&A expenses as a percentage of net sales increased to 40.2% during the second quarter of fiscal 2023 from 39.7% during the second quarter of fiscal 2022. Excluding items affecting comparability of $1.1 million in the second quarter of fiscal 2022, SG&A expenses decreased 3.6% or $21.7 million to $582.1 million from $603.8 million in second quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 40.2% in the second quarter of fiscal 2023 from 39.6% in the second quarter of fiscal 2022. This decrease in SG&A expenses was primarily due to favorable currency translation, a decrease in compensation costs and a decrease in distribution costs, partially offset by higher marketing spend.
•Kate Spade SG&A Expenses increased 4.0% or $8.8 million to $233.1 million in the second quarter of fiscal 2023 as compared to $224.3 million in the second quarter of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 47.5% during the second quarter of fiscal 2023 from 44.8% during the second quarter of fiscal 2022. Excluding items affecting comparability of $2.1 million in the second quarter of fiscal 2022, SG&A expenses increased 5.0% or $10.9 million to $233.1 million from $222.2 million in the second quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 47.5% in the second quarter of fiscal 2023 from 44.4% in the second quarter of fiscal 2022. This increase in SG&A expenses was primarily due to an increase in selling and distribution costs, increased occupancy costs and higher information technology costs, partially offset by favorable currency translation, and a decrease in compensation costs.
•Stuart Weitzman SG&A Expenses decreased 11.5% or $6.7 million to $51.2 million in the second quarter of fiscal 2023 as compared to $57.9 million in the second quarter of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 59.9% during the second quarter of fiscal 2023 as compared to 50.0% during the second quarter of fiscal 2022. Excluding items affecting comparability of $2.9 million in the second quarter of fiscal 2022, SG&A expenses decreased 6.9% or $3.8 million to $51.2 million from $55.0 million in the second quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 59.9% in the second quarter of fiscal 2023 from 47.5% in the second quarter of fiscal 2022. This decrease in SG&A expenses was primarily due to a favorable currency translation, a decrease in compensation costs, decrease in variable selling and distribution costs, and decreased occupancy costs, partially offset by higher marketing spend.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 2.5% or $2.8 million to $104.7 million in the second quarter of fiscal 2023 as compared to $107.5 million in the second quarter of fiscal 2022. Excluding items affecting comparability of $7.2 million in the second quarter of fiscal 2022, SG&A expenses increased 4.5% or $4.4 million to $104.7 million in the second quarter of fiscal 2023 as compared to $100.3 million in the second quarter of fiscal 2022. This increase in SG&A expenses was primarily due to higher information technology costs partially offset by a decrease in compensation.
Operating Income (Loss)

	Three Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$453.2	31.3%	$473.3	31.0%	$(20.1)	(4.2)%
Kate Spade	69.0	14.1	83.7	16.7	(14.7)	(17.6)
Stuart Weitzman	0.7	0.9	13.3	11.5	(12.6)	(94.2)
Corporate	(104.7)	NA	(107.5)	NA	2.8	2.6
Tapestry	$418.2	20.6	$462.8	21.6	$(44.6)	(9.6)
Operating income decreased 9.6% or $44.6 million to $418.2 million in the second quarter of fiscal 2023 as compared to $462.8 million in the second quarter of fiscal 2022. Operating margin was 20.6% in the second quarter of fiscal 2023 as compared to 21.6% in the second quarter of fiscal 2022. Excluding items affecting comparability of $13.3 million in the second quarter of fiscal 2022, operating income decreased 12.2% or $57.9 million to $418.2 million in the second quarter of fiscal 2023 from $476.1 million in the second quarter of fiscal 2022; and operating margin decreased to 20.6% in the second quarter of fiscal 2023 as compared to 22.2% in the second quarter of fiscal 2022.
•Coach Operating Income decreased 4.2% or $20.1 million to $453.2 million in the second quarter of fiscal 2023, resulting in an operating margin of 31.3%, as compared to $473.3 million and 31.0%, respectively, in the second quarter of fiscal 2022. Excluding items affecting comparability, Coach operating income decreased 4.5% or $21.2 million to $453.2 million from $474.4 million in the second quarter of fiscal 2022; and operating margin was 31.3% in the second quarter of fiscal 2023 as compared to 31.1% in the second quarter of fiscal 2022.
•Kate Spade Operating Income decreased 17.6% or $14.7 million to $69.0 million in the second quarter of fiscal 2023, resulting in an operating margin of 14.1%, as compared to $83.7 million and operating margin of 16.7% in the second quarter of fiscal 2022. Excluding items affecting comparability, Kate Spade operating income decreased 19.7% or $16.8 million to $69.0 million from $85.8 million in the second quarter of fiscal 2022; and operating margin was 14.1% in the second quarter of fiscal 2023 as compared to 17.2% in the second quarter of fiscal 2022.
•Stuart Weitzman Operating Income decreased $12.6 million to $0.7 million in the second quarter of fiscal 2023, resulting in an operating margin of 0.9%, as compared to an operating income of $13.3 million and an operating margin of 11.5% in the second quarter of fiscal 2022. Excluding items affecting comparability, Stuart Weitzman operating income decreased 95.3% or $15.5 million to $0.7 million from $16.2 million in the second quarter of fiscal 2022, and operating margin was 0.9% in the second quarter of fiscal 2023 as compared to 14.0% in the second quarter of fiscal 2022.

Loss on Extinguishment of Debt
There was no loss on extinguishment of debt in the second quarter of fiscal 2023 as compared to $53.7 million in the second quarter of fiscal 2022, which was primarily related to the premiums, amortization and fees associated with the partial tender of the company's 2027 senior notes and 2025 senior notes.
Interest Expense, net
Interest expense, net decreased 50.4% or $8.0 million to $7.9 million in the second quarter of fiscal 2023 as compared to $15.9 million in the second quarter of fiscal 2022. This decrease in interest expense, net was mainly due to the favorable impact of the net investment hedges, lower bond interest expense on senior notes, as well as higher interest income offset by higher interest on the term loan.
Other Expense (Income)
Other expense decreased $9.7 million to income of $6.6 million in the second quarter of fiscal 2023 as compared to expense of $3.1 million in the second quarter of fiscal 2022. The decrease in other expense is related to an increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 20.9% in the second quarter of fiscal 2023 as compared to 18.5% in the second quarter of fiscal 2022. Excluding items affecting comparability, the effective tax rate was 19.5% in the second quarter of fiscal 2022. This increase in our effective tax rate was primarily attributable to geographic mix of earnings.
Net Income (Loss)
Net income increased 3.8% or $12.0 million to $329.9 million in the second quarter of fiscal 2023 as compared to $317.9 million in the second quarter of fiscal 2022. Excluding items affecting comparability, net income decreased 10.3% or $38.0 million to $329.9 million in the second quarter of fiscal 2023 as compared to $367.9 million in the second quarter of fiscal 2022. This decrease was primarily due to lower operating income.
Net Income (Loss) per Share
Net income per diluted share increased 18.3% or $0.21 to $1.36 in the second quarter of fiscal 2023 as compared to $1.15 in the second quarter of fiscal 2022. Excluding items affecting comparability, net income per diluted share increased 2.2% or $0.03 to $1.36 in the second quarter of fiscal 2023 as compared to $1.33 in the second quarter of fiscal 2022. This change was primarily due to higher net income and lower diluted shares. Foreign exchange negatively impacted Net income per diluted share by $0.11.

FIRST SIX MONTHS FISCAL 2023 COMPARED TO FIRST SIX MONTHS FISCAL 2022
The following table summarizes results of operations for the first six months of fiscal 2023 compared to the first six months of fiscal 2022. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions, except per share data)

	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,531.9	100.0%	$3,622.1	100.0%	$(90.2)	(2.5)%
Gross profit	2,443.9	69.2	2,526.1	69.7	(82.2)	(3.3)
SG&A expenses	1,771.4	50.2	1,768.3	48.8	3.1	0.2
Operating income (loss)	672.5	19.0	757.8	20.9	(85.3)	(11.3)
Loss on extinguishment of debt	—	—	53.7	1.5	(53.7)	NM
Interest expense, net	15.3	0.4	32.0	0.9	(16.7)	(52.3)
Other expense (income)	4.1	0.1	5.3	0.1	(1.2)	(23.4)
Provision for income taxes	127.9	3.6	122.0	3.4	5.9	4.9
Net income (loss)	525.2	14.9	544.8	15.0	(19.6)	(3.6)
Net income (loss) per share:
Basic	$2.19		$1.98		$0.21	10.1
Diluted	$2.14		$1.94		$0.20	10.6

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). There were no charges affecting comparability during the first six months of fiscal 2023. The reported results during the first six months of fiscal 2022 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Six Months of Fiscal 2022 Items

	Six Months Ended January 1, 2022
		Items Affecting Comparability
	GAAP Basis (As Reported)	Debt Extinguishment	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	1,909.2	—	—	1,909.2
Kate Spade	507.2	—	—	507.2
Stuart Weitzman	109.7	—	—	109.7
Gross profit	$2,526.1	$—	$—	$2,526.1

SG&A expenses
Coach	1,070.2	—	2.5	1,067.7
Kate Spade	386.3	—	3.5	382.8
Stuart Weitzman	97.9	—	3.3	94.6
Corporate	213.9	—	16.1	197.8
SG&A expenses	$1,768.3	$—	$25.4	$1,742.9

Operating income (loss)
Coach	839.0	—	(2.5)	841.5
Kate Spade	120.9	—	(3.5)	124.4
Stuart Weitzman	11.8	—	(3.3)	15.1
Corporate	(213.9)	—	(16.1)	(197.8)
Operating income (loss)	$757.8	$—	$(25.4)	$783.2

Loss on extinguishment of debt	$53.7	$53.7	—	—

Provision for income taxes	122.0	(12.9)	(8.0)	142.9
Net income (loss)	$544.8	$(40.8)	$(17.4)	$603.0
Net income (loss) per diluted common share	$1.94	$(0.15)	$(0.06)	$2.15

In the first six months of fiscal 2022, the Company incurred charges as follows:
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

Tapestry, Inc. Summary – First Six Months of Fiscal 2023
Currency Fluctuation Effects
The change in net sales and gross margin for the first six months of fiscal 2023 compared to fiscal 2022 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Six Months Ended		Variance
	December 31, 2022	January 1, 2022	Amount	%	Constant Currency Change
	(millions)
Coach	$2,569.0	$2,639.9	$(70.9)	(2.7)%	1.6%
Kate Spade	812.2	799.9	12.3	1.5	4.0
Stuart Weitzman	150.7	182.3	(31.6)	(17.3)	(15.0)
Total Tapestry	$3,531.9	$3,622.1	$(90.2)	(2.5)	1.3
Net sales in the first six months of fiscal 2023 decreased 2.5% or $90.2 million to $3.53 billion. Excluding the effects of foreign currency, net sales increased by 1.3% or $45.5 million.
•Coach Net Sales decreased 2.7% or $70.9 million to $2.57 billion in the first six months of fiscal 2023. Excluding the impact of foreign currency, net sales increased 1.6% or $41.1 million. Excluding Greater China, net sales increased $109.2 million. This growth was primarily due to an increase of $74.5 million in net retail sales, driven by store sales growth in all other geographies, partially offset by a net decrease in global e-commerce sales. In addition, there was a $29.8 million increase in wholesale sale. This increase in net sales was partially offset by lower sales in Greater China of $68.1 million due to Covid-19 related disruptions.
•Kate Spade Net Sales increased 1.5% or $12.3 million to $812.2 million in the first six months of fiscal 2023. Excluding the impact of foreign currency, net sales increased 4.0% or $31.8 million. This increase in net sales was primarily attributed to a net increase of $19.3 million in net retail sales driven by higher global store sales partially offset by a decrease in e-commerce sales. This increase in net sales was also partially attributed to a $11.4 million increase in wholesale sales.
•Stuart Weitzman Net Sales decreased 17.3% or $31.6 million to $150.7 million in the first six months of fiscal 2023. Excluding the impact of foreign currency, net sales decreased 15.0% or $27.4 million. This decrease in net sales was attributed to a $18.4 million decrease in net retail sales primarily driven by a decrease in store sales in Greater China due to Covid-19 related disruptions. This decrease in net sales was also attributed to a $9.0 million decrease in wholesale sales.
Gross Profit

	Six Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,844.2	71.8%	$1,909.2	72.3%	$(65.0)	(3.4)%
Kate Spade	509.9	62.8	507.2	63.4	2.7	0.5
Stuart Weitzman	89.8	59.6	109.7	60.2	(19.9)	(18.1)
Tapestry	$2,443.9	69.2	$2,526.1	69.7	$(82.2)	(3.3)
Gross profit decreased 3.3% or $82.2 million to $2.44 billion during the first six months of fiscal 2023 from $2.53 billion in the first six months of fiscal 2022. Gross margin for the first six months of fiscal 2023 was 69.2% as compared to 69.7% in the first six months of fiscal 2022. Gross margin for the first six months of fiscal 2023 was positively impacted by favorable freight of 20 basis points and unfavorable currency translation of 90 basis points. Refer to "Current Macroeconomic Conditions and Outlook" and "Supply Chain and Logistics Challenges" herein, for further information.

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
•Coach Gross Profit decreased 3.4% or $65.0 million to $1.84 billion in the first six months of fiscal 2023 from $1.91 billion in the first six months of fiscal 2022. Gross margin decreased 50 basis points to 71.8% in the first six months of fiscal 2023 from 72.3% in the first six months of fiscal 2022. This decrease in gross margin was primarily attributed to unfavorable currency translation, partially offset by net pricing improvements.
•Kate Spade Gross Profit increased 0.5% or $2.7 million to $509.9 million in the first six months of fiscal 2023 from $507.2 million in the first six months of fiscal 2022. Gross margin decreased 60 basis points to 62.8% in the first six months of fiscal 2023 from 63.4% in the first six months of fiscal 2022. This decrease in gross margin was primarily attributed to unfavorable currency translation and increased promotional activity.
•Stuart Weitzman Gross Profit decreased 18.1% or $19.9 million to $89.8 million during the first six months of fiscal 2023 from $109.7 million in the first six months of fiscal 2022. Gross margin decreased 60 basis points to 59.6% in the first six months of fiscal 2023 from 60.2% in the first six months of fiscal 2022. This decrease in gross margin was primarily attributed to unfavorable foreign currency translation, unfavorable geography mix mainly due to decreased sales in Greater China as a result of Covid-19 related disruptions, partially offset by net pricing improvements and favorable channel mix.
Selling, General and Administrative Expenses

	Six Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,051.8	40.9%	$1,070.2	40.5%	$(18.4)	(1.7)%
Kate Spade	417.7	51.4	386.3	48.3	31.4	8.1
Stuart Weitzman	94.2	62.5	97.9	53.7	(3.7)	(3.8)
Corporate	207.7	NA	213.9	NA	(6.2)	(2.9)
Tapestry	$1,771.4	50.2	$1,768.3	48.8	$3.1	0.2
SG&A expenses remained consistent at $1.77 billion in the first six months of fiscal 2023 as compared to the first six months of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 50.2% during the first six months of fiscal 2023 as compared to 48.8% during the first six months of fiscal 2022. Excluding items affecting comparability of $25.4 million in the first six months of fiscal 2022, SG&A expenses increased 1.6% or $28.5 million to $1.77 billion from $1.74 billion the first six months of fiscal 2022. SG&A expenses as a percentage of net sales increased to 50.2% in the first six months of fiscal 2023 from 48.1% in the first six months of fiscal 2022. SG&A for the first six months for fiscal 2023 was positively impacted by favorable currency translation of $63.6 million. Refer to "Current Macroeconomic Conditions and Outlook" herein, for further information.
•Coach SG&A Expenses decreased 1.7% or $18.4 million to $1.05 billion in the first six months of fiscal 2023 as compared to $1.07 billion in the first six months of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 40.9% during the first six months of fiscal 2023 as compared to 40.5% during the first six months of fiscal 2022. Excluding items affecting comparability of $2.5 million in the first six months of fiscal 2022, SG&A expenses decreased 1.5% or $15.9 million to $1.05 billion in the first six months of fiscal 2023; and SG&A expenses as a percentage of net sales increased to 40.9% in the first six months of fiscal 2023 from 40.4% in the first six months of fiscal 2022. This decrease in SG&A expenses was primarily due to favorable currency translation, partially offset by higher marketing spend and increased occupancy and compensation costs.

•Kate Spade SG&A Expenses increased 8.1% or $31.4 million to $417.7 million in the first six months of fiscal 2023 from $386.3 million in the first six months of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 51.4% during the first six months of fiscal 2023 as compared to 48.3% during the first six months of fiscal 2022. Excluding items affecting comparability of $3.5 million in the first six months of fiscal 2022, SG&A expenses increased 9.1% or $34.9 million to $417.7 million in the first six months of fiscal 2023; and SG&A expenses as a percentage of net sales increased to 51.4% in the first six months of fiscal 2023 from 47.9% in the first six months of fiscal 2022. This increase in SG&A expenses was primarily due to an increase in selling and distribution costs, higher marketing spend, higher information technology costs, increased occupancy and compensation costs, partially offset by favorable currency translation.
•Stuart Weitzman SG&A Expenses decreased 3.8% or $3.7 million to $94.2 million in the first six months of fiscal 2023 as compared to $97.9 million in the first six months of fiscal 2022. As a percentage of net sales, SG&A expenses increased to 62.5% during the first six months of fiscal 2023 as compared to 53.7% during the first six months of fiscal 2022. Excluding items affecting comparability of $3.3 million in the first six months of fiscal 2022, SG&A expenses decreased 0.4% or $0.4 million to $94.2 million in the first six months of fiscal 2023; and SG&A expenses as a percentage of net sales increased to 62.5% in the first six months of fiscal 2023 from 51.9% in the first six months of fiscal 2022.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 2.9% or $6.2 million to $207.7 million in the first six months of fiscal 2023 as compared to $213.9 million in the first six months of fiscal 2022. Excluding items affecting comparability of $16.1 million in the first six months of fiscal 2022, SG&A expenses increased by 5.0% or $9.9 million to $207.7 million in the first six months of fiscal 2023 as compared to $197.8 million in the first six months of fiscal 2022. This increase in SG&A expenses was primarily driven by an increase in higher information technology costs.
Operating Income (Loss)

	Six Months Ended
	December 31, 2022		January 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$792.4	30.8%	$839.0	31.8%	$(46.6)	(5.6)%
Kate Spade	92.2	11.3	120.9	15.1	(28.7)	(23.8)
Stuart Weitzman	(4.4)	(2.9)	11.8	6.5	(16.2)	NM
Corporate	(207.7)	NA	(213.9)	NA	6.2	(2.9)
Tapestry	$672.5	19.0	$757.8	20.9	$(85.3)	(11.3)
Operating income decreased 11.3% or $85.3 million to $672.5 million in the first six months of fiscal 2023 as compared to operating income of $757.8 million in the first six months of fiscal 2022. Operating margin was 19.0% in the first six months of fiscal 2023 as compared to 20.9% in the first six months of fiscal 2022. Excluding items affecting comparability of $25.4 million in the first six months of fiscal 2022, operating income decreased $110.7 million to $672.5 million from $783.2 million in the first six months of fiscal 2022; and operating margin was 19.0% in the first six months of fiscal 2023 as compared to 21.6% in the first six months of fiscal 2022.
•Coach Operating Income decreased 5.6% or $46.6 million to $792.4 million in the first six months of fiscal 2023, resulting in an operating margin of 30.8%, as compared to $839.0 million and 31.8%, respectively, in the first six months of fiscal 2022. Excluding items affecting comparability, Coach operating income decreased 5.8% or $49.1 million to $792.4 million from $841.5 million in the first six months of fiscal 2022; and operating margin was 30.8% in the first six months of fiscal 2023 as compared to 31.9% in the first six months of fiscal 2022.
•Kate Spade Operating Income decreased 23.8% or $28.7 million to $92.2 million in the first six months of fiscal 2023, resulting in an operating margin of 11.3%, as compared to operating income of $120.9 million and 15.1%, respectively, in the first six months of fiscal 2022. Excluding items affecting comparability, Kate Spade operating income decreased 25.9% or $32.2 million to $92.2 million from $124.4 million in the first six months of fiscal 2022; and operating margin was 11.3% in the first six months of fiscal 2023 as compared to 15.6% in the first six months of fiscal 2022.
•Stuart Weitzman Operating Loss increased $16.2 million to a loss of $4.4 million in the first six months of fiscal 2023, resulting in an operating margin of (2.9)%, as compared to operating income of $11.8 million in first six months of fiscal 2022. Excluding items affecting comparability, Stuart Weitzman operating loss increased $19.5 million to a loss of $4.4 million from $15.1 million of income in the first six months of fiscal 2022; and operating margin was (2.9)% in the first six months of fiscal 2023 as compared to 8.3% in the first six months of fiscal 2022.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt in the first six months of fiscal 2023 as compared to $53.7 million in the first six months of fiscal 2022. This was primarily related to the premiums, amortization and fees associated with the partial tender of the company's 2027 senior notes and 2025 senior notes.
Interest Expense, net
Interest expense, net decreased 52.3% or $16.7 million to $15.3 million in the first six months of fiscal 2023 as compared to $32.0 million in the first six months of fiscal 2022. This decrease in interest expense, net was mainly due to the favorable impact of the net investment hedges, lower bond interest expense on senior notes, as well as higher interest income offset by higher interest on the term loan.
Other Expense (Income)
Other expense decreased $1.2 million to an expense of $4.1 million in the first six months of fiscal 2023 as compared to an expense of $5.3 million in the first six months of fiscal 2022. This decrease in other expense was related to a decrease in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 19.6% in the first six months of fiscal 2023 as compared to 18.3% in the first six months of fiscal 2022. Excluding items affecting comparability, the effective tax rate was 19.2% in the first six months of fiscal 2022. This increase in our effective tax rate was primarily attributable to geographic mix of earnings.
Net Income (Loss)
Net income decreased 3.6% or $19.6 million to $525.2 million in the first six months of fiscal 2023 as compared to net income of $544.8 million in the first six months of fiscal 2022. Excluding items affecting comparability, net income decreased 12.9% or $77.8 million to $525.2 million in the first six months of fiscal 2023 as compared to $603.0 million in the first six months of fiscal 2022. This decrease was primarily due to lower operating income.
Net Income (Loss) per Share
Net income per diluted share increased 10.6% or $0.20 to $2.14 in the first six months of fiscal 2023 as compared to $1.94 in the first six months of fiscal 2022. Excluding items affecting comparability, net income per diluted share decreased 0.1% or $0.01 to $2.14 in the first six months of fiscal 2023 from $2.15 in the first six months of fiscal 2022. This change was primarily due to lower net income and lower diluted shares. Foreign exchange negatively impacted Net income per diluted share by $0.20.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. There were no items affecting comparability in the first and second quarter of fiscal 2023. The reported SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first and second quarter of fiscal 2022 and the reported loss on extinguishment of debt in the second quarter of fiscal 2022 reflect certain items, including debt extinguishment costs in the second quarter of fiscal 2022 and Acceleration Program costs in the first and second quarter of fiscal 2022. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive temporary store closures resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three or six months ended December 31, 2022 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 31, 2022	January 1, 2022	Change
	(millions)

Net cash provided by (used in) operating activities	$462.4	$668.1	$(205.7)
Net cash provided by (used in) investing activities	80.6	(455.7)	536.3
Net cash provided by (used in) financing activities	(504.7)	(952.1)	447.4
Effect of exchange rate changes on cash and cash equivalents	2.1	(10.6)	12.7
Net increase (decrease) in cash and cash equivalents	$40.4	$(750.3)	$790.7
The Company’s cash and cash equivalents increased by $40.4 million in the first six months of fiscal 2023 as compared to a decrease of $750.3 million in the first six months of fiscal 2022, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $205.7 million due to changes in operating assets and liabilities of $101.9 million, lower impact of non-cash adjustments of $84.2 million, as well as lower net income of $19.6 million.
The $101.9 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Other assets were a use of cash of $45.1 million in the first six months of fiscal 2023 compared to a source of cash of $50.4 million in the first six months of fiscal 2022, primarily driven by additional income tax payments for the year offset by a significant refund in the prior year.
•Accrued liabilities were a use of cash of $60.6 million in the first six months of fiscal 2023 compared to a source of cash of $3.4 million in the first six months of fiscal 2022, primarily driven by a decrease in accruals for the Annual Incentive Plan, a decrease in accrued freight and duty, a decrease in accrued advertising and distribution costs, partially offset by an increase in accrued interest due to the net investment hedge.
•Accounts payable were a use of cash of $60.2 million in the first six months of fiscal 2023 compared to a use of cash of $0.7 million in the first six months of fiscal 2022, primarily driven by lower in-transit inventory compared to the prior year end.
•Trade accounts receivable were a use of cash of $19.5 million in the first six months of fiscal 2023 compared to a use of cash of $88.9 million in the first six months of fiscal 2022, primarily driven by lower sales in Greater China due to Covid-19 related disruptions.
•Inventories were a source of cash of $11.5 million in the first six months of fiscal 2023 compared to a use of cash of $17.4 million in the first six months of fiscal 2022, primarily driven by lower in-transit inventory compared to prior year end due to the strategic decision to pull back on receipts.
Net cash provided by (used in) investing activities
Net cash provided by investing activities in the first six months of fiscal 2023 was $80.6 million as compared to a use of cash of $455.7 million in the first six months of fiscal 2022, resulting in a $536.3 million increase in net cash provided by investing activities.
The $80.6 million source of cash in the first six months of fiscal 2023 is primarily due to proceeds from maturities and sales of investments $151.8 million, settlement of net investment hedge of $41.9 million, partially offset by capital expenditures of $108.8 million.
The $455.7 million use of cash in the first six months of fiscal 2022 is primarily due to purchases of investments of $502.3 million and purchases of property and equipment of $71.7 million, partially offset by proceeds from maturities and sales of investments $118.3 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $504.7 million in the first six months of fiscal 2023 as compared to a use of cash of $952.1 million in the first six months of fiscal 2022, resulting in a net decrease in use of cash for financing activities of $447.4 million.

The $504.7 million of cash used in the first six months of fiscal 2023 was primarily due to repurchase of common stock of $300.0 million and dividend payments of $144.2 million as well as taxes paid to net settle share-based awards of $55.0 million.
The $952.1 million use of cash in the first six months of fiscal 2022 was primarily due to repurchase of common stock of $750.0 million, repayment of debt of $500.0 million, dividend payments of $137.5 million and the payment of debt extinguishment costs of $50.7 million, partially offset by proceeds from the issuance of debt, net of discount of $498.5 million.
Working Capital and Capital Expenditures
As of December 31, 2022, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$830.2	$—	$830.2
Short-term investments(1)	16.0	—	16.0
Revolving Credit Facility(2)	1,250.0	—	1,250.0
Term Loans(2)	481.2	481.2	—
3.050% Senior Notes due 2032(3)	500.0	500.0	—
4.125% Senior Notes due 2027(3)	396.6	396.6	—
4.250% Senior Notes due 2025(3)	303.4	303.4	—
Total	$3,777.4	$1,681.2	$2,096.2

(1)    As of December 31, 2022, approximately 39.3% of our cash and short-term investments were held outside the United States. We have analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and have determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. The Company has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
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
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of December 31, 2022.

The Term Loan includes a two-month delayed draw period from the closing date. On June 14, 2022 the Company drew down on the Term Loan to satisfy the Company’s remaining obligations under the 3.000% senior unsecured notes due 2022 and for general corporate purposes. The Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. As of December 31, 2022, $25.0 million of the Term Loan is included in Current debt on the Condensed Consolidated Balance Sheet. Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. Additionally, the Company will pay a ticking fee on the undrawn amount of the Term Loan. Refer to Note 11, "Debt," for further information on our existing debt instruments.
(3)    In December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes") and completed cash tender offers for $203.4 million and $296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In June 2017, the Company issued $600.0 million aggregate principal amount of 2027 Senior Notes. In March 2015, the Company issued $600.0 million aggregate principal amount of 2025 Senior Notes. Furthermore, the indentures for the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of December 31, 2022, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of December 31, 2022, there were 11 financial institutions participating in the Revolving Credit Facility and Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 15%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
To improve our working capital efficiency, we make available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. We do not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. During the three and six months ended December 31, 2022, capital expenditures and cloud computing implementation costs were $101.8 million and $149.2 million, respectively. The Company expects total fiscal 2023 capital expenditures and cloud computing cost to be approximately $300.0 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of December 31, 2022 the Company had $1.2 billion of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. Refer to Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds," for further information. During the three months and six months ended December 31, 2022, the Company repurchased $200.0 million and $300.0 million, respectively, worth of shares. In total, the Company intends to repurchase approximately $700.0 million in fiscal 2023, all of which is under its current authorization.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2022. As of December 31, 2022, there have been no material changes to any of the critical accounting policies.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of December 31, 2022 and July 2, 2022, forward currency contracts designated as cash flow hedges with a notional amount of $556.8 million and $41.5 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 31, 2022.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Japanese Yen. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of December 31, 2022 and July 2, 2022 the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $299.2 million and $274.1 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at December 31, 2022 and July 2, 2022 was $5.7 million and $0.4 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at December 31, 2022 and July 2, 2022 was $25.3 million and $3.2 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.
The Company is also exposed to foreign currency exchange rate fluctuations with respects to net investment hedges. As of December 31, 2022 and July 2, 2022, we have multiple fixed to fixed cross currency swap agreements with aggregate notional amounts of $1.20 billion and $1.20 billion, respectively, to hedge our net investment in Euro-denominated subsidiaries and Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The fair values of outstanding derivative contracts related to net investment hedges included in long-term assets at December 31, 2022 and July 2, 2022 was $0.0 million and $47.8 million, respectively. The fair values of outstanding derivative contracts related to net investment hedges included in long-term liabilities at December 31, 2022 and July 2, 2022 was $94.5 million and $44.0 million, respectively. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 2.4% and 2.7% in Euros, and 0.1% and (0.3)% in Japanese Yen. Refer to Note 8, "Derivative Investments and Hedging Activities," for additional information.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At December 31, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes was approximately $390 million, $367 million, and $297 million, respectively. At July 2, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes was approximately $409 million, $383 million, and $304 million respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
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

ITEM 4. CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2022.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the Company's purchases of shares of common stock during the second quarter of fiscal 2023 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(millions, except share data and per share data)
October 2, 2022 - November 5, 2022	—	$—	—	$1,400.0
November 6, 2022 - December 3, 2022	2,065,420	36.32	2,065,420	1,325.0
December 4, 2022 - December 31, 2022	3,374,144	37.05	3,374,144	1,200.0
Total	5,439,564		5,439,564

(1)    On May 12, 2022, the Company announced that its Board of Directors authorized a common stock repurchase program to repurchase up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1.

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

Dated: February 9, 2023