Form 10-K
period 2023-07-01
TAPESTRY, INC.
filed 2023-08-17
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 30, 2022 (the last business day of the most recently completed second fiscal quarter) was approximately $9.0 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and executive officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 4, 2023, the Registrant had 227,439,225 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2023 Annual Meeting of Stockholders	Part III, Items 10 – 14

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include, but are not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) the impact of the coronavirus ("Covid-19") pandemic; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) our ability to successfully implement the initiatives under our 2025 growth strategy; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations on our sales or operating results; (ix) the risk of cyber security threats and privacy or data security breaches; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiii) our ability to achieve intended benefits, cost savings and synergies from acquisitions, including our proposed acquisition of Capri Holdings Limited ("Capri"); (xiv) risks related to the availability of funding for our bridge loan facility associated with our proposed acquisition of Capri; (xv) the impact of pending and potential future legal proceedings; and (xvi) the risks associated with climate change and other corporate responsibility issues. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of July 1, 2023 ("fiscal 2023"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. Fiscal 2023 was a 52-week period, July 2, 2022 ("fiscal 2022") was a 52-week period, and July 3, 2021 ("fiscal 2021") was a 53-week period.
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
OUR STRATEGY
Building on the success of the strategic growth plan from fiscal 2020 through fiscal 2022 (the “Acceleration Program”), in the first quarter of fiscal 2023, the Company introduced the 2025 growth strategy (“futurespeed”), designed to amplify and extend the competitive advantages of its brands, with a focus on four strategic priorities:
•Building Lasting Customer Relationships: The Company aims to leverage Tapestry’s transformed business model to drive customer lifetime value through a combination of increased customer acquisition, retention and reactivation.
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
Covid-19 Impact
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China (mainland China, Hong Kong SAR, Macao SAR, and Taiwan) were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends have improved. The Company continues to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
OUR BRANDS
The Company has three reportable segments:
•Coach - Includes global sales primarily of Coach brand products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third-party distributors. This segment represented 74.5% of total net sales in fiscal 2023.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third-party distributors. This segment represented 21.3% of total net sales in fiscal 2023.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, sales to wholesale customers, through e-commerce sites and through independent third-party distributors. This segment represented 4.2% of total net sales in fiscal 2023.

Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administrative and information systems expense.
Coach
Coach is a global fashion house of accessories and lifestyle collections, founded in New York in 1941. Inspired by the vision of Expressive Luxury and the inclusive and courageous spirit of its hometown, the brand makes beautiful things, crafted to last – for you to be yourself in. Coach has built a legacy of craft and a community that champions the courage to be real.
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

The following table shows the number of Coach directly operated locations and their total and average square footage:

	Coach
	North America	International	Total
Store Count
Fiscal 2023	330	609	939
Net change vs. prior year	(13)	7	(6)
% change vs. prior year	(3.8)%	1.2%	(0.6)%

Fiscal 2022	343	602	945
Net change vs. prior year	(11)	17	6
% change vs. prior year	(3.1)%	2.9%	0.6%

Fiscal 2021	354	585	939
Net change vs. prior year	(21)	2	(19)
% change vs. prior year	(5.6)%	0.3%	(2.0)%

Square Footage
Fiscal 2023	1,618,310	1,396,898	3,015,208
Net change vs. prior year	(41,503)	37,917	(3,586)
% change vs. prior year	(2.5)%	2.8%	(0.1)%

Fiscal 2022	1,659,813	1,358,981	3,018,794
Net change vs. prior year	(34,903)	62,978	28,075
% change vs. prior year	(2.1)%	4.9%	0.9%

Fiscal 2021	1,694,716	1,296,003	2,990,719
Net change vs. prior year	(63,952)	10,674	(53,278)
% change vs. prior year	(3.6)%	0.8%	(1.8)%

Average Square Footage
Fiscal 2023	4,904	2,294	3,211
Fiscal 2022	4,839	2,257	3,194
Fiscal 2021	4,787	2,215	3,185
In fiscal 2024, we expect minimal change in overall store count with a reduction in store count primarily in Japan and North America, partially offset by an increase in store count in Greater China.
Digital — We view our digital platforms as instruments to deliver Coach products to customers directly, with the benefit of added accessibility, so that consumers can purchase Coach products wherever they choose. For Coach, we have e-commerce sites in the U.S., Canada, Japan, Greater China, several throughout Europe, Australia and several throughout the rest of Asia. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.
Wholesale — We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation with proprietary Coach brand fixtures within the department store environment in select locations. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. The wholesale business for Coach comprised approximately 10% of total segment net sales for fiscal 2023. As of July 1, 2023 and July 2, 2022, Coach did not have any customers who individually accounted for more than 10% of the segment's total net sales.

Kate Spade
Since its launch in 1993 with a collection of six essential handbags, kate spade new york has always been colorful, bold and optimistic. Today, it is a global lifestyle brand that designs extraordinary things for the everyday, delivering seasonal collections of handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Known for its rich heritage and unique brand DNA, kate spade new york offers a distinctive point of view, and celebrates communities of women around the globe who live their perfectly imperfect lifestyles.
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
The following table shows the number of Kate Spade directly operated locations and their total and average square footage:

	Kate Spade
	North America	International	Total
Store Count
Fiscal 2023	205	192	397
Net change vs. prior year	(2)	1	(1)
% change vs. prior year	(1.0)%	0.5%	(0.3)%

Fiscal 2022	207	191	398
Net change vs. prior year	(3)	(6)	(9)
% change vs. prior year	(1.4)%	(3.0)%	(2.2)%

Fiscal 2021	210	197	407
Net change vs. prior year	(3)	(10)	(13)
% change vs. prior year	(1.4)%	(4.8)%	(3.1)%

Square Footage
Fiscal 2023	589,561	277,710	867,271
Net change vs. prior year	(3,088)	2,423	(665)
% change vs. prior year	(0.5)%	0.9%	(0.1)%

Fiscal 2022	592,649	275,287	867,936
Net change vs. prior year	(4,537)	(6,692)	(11,229)
% change vs. prior year	(0.8)%	(2.4)%	(1.3)%

Fiscal 2021	597,186	281,979	879,165
Net change vs. prior year	(6,301)	(9,343)	(15,644)
% change vs. prior year	(1.0)%	(3.2)%	(1.7)%

Average Square Footage
Fiscal 2023	2,876	1,446	2,185
Fiscal 2022	2,863	1,441	2,181
Fiscal 2021	2,844	1,431	2,160
In fiscal 2024, we expect minimal change in overall store count with an increase in store count in Greater China, partially offset by a reduction in store count in Japan and North America.

Digital — We view our digital platforms as instruments to deliver Kate Spade products to customers directly with the benefit of added accessibility as consumers can purchase Kate Spade products wherever they choose. For Kate Spade, we have e-commerce sites in the U.S., Canada, Greater China, Japan and several throughout Europe. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.
Wholesale — The wholesale business for Kate Spade comprised approximately 11% of total segment net sales for fiscal 2023. Kate Spade has developed relationships with a select group of distributors who sell Kate Spade products through travel retail locations and in certain international countries where Kate Spade does not have directly operated retail locations. As of July 1, 2023 and July 2, 2022, Kate Spade did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Stuart Weitzman
Founded in 1986, Stuart Weitzman has been inspired by women who are confident, sexy, bold – and, above all, strong. By combining its artisanal Spanish craftsmanship and precisely engineered fit, the New York City based global luxury footwear brand creates shoes that empower women to stand strong.
Stores — Stuart Weitzman products are primarily sold in retail and outlet stores. Retail stores carry an assortment of products depending on their size, location and customer preferences. Through outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.

The following table shows the number of Stuart Weitzman directly operated locations and their total and average square footage:

	Stuart Weitzman
	North America	International	Total
Store Count
Fiscal 2023	36	57	93
Net change vs. prior year	(3)	(4)	(7)
% change vs. prior year	(7.7)%	(6.6)%	(7.0)%

Fiscal 2022	39	61	100
Net change vs. prior year	(9)	5	(4)
% change vs. prior year	(18.8)%	8.9%	(3.8)%

Fiscal 2021(1)	48	56	104
Net change vs. prior year	(10)	(17)	(27)
% change vs. prior year	(17.2)%	(23.3)%	(20.6)%

Square Footage
Fiscal 2023	68,592	78,171	146,763
Net change vs. prior year	(6,244)	(5,899)	(12,143)
% change vs. prior year	(8.3)%	(7.0)%	(7.6)%

Fiscal 2022	74,836	84,070	158,906
Net change vs. prior year	(13,558)	3,620	(9,938)
% change vs. prior year	(15.3)%	4.5%	(5.9)%

Fiscal 2021(1)	88,394	80,450	168,844
Net change vs. prior year	(14,390)	(8,732)	(23,122)
% change vs. prior year	(14.0)%	(9.8)%	(12.0)%

Average Square Footage
Fiscal 2023	1,905	1,371	1,578
Fiscal 2022	1,919	1,378	1,589
Fiscal 2021(1)	1,842	1,437	1,624

(1)     During fiscal 2021, we exited certain regions previously operated in to optimize our fleet under the Acceleration Program.
In fiscal 2024, we expect minimal change in overall store count with a modest reduction in store count in North America and a modest increase in store count in Greater China.
Digital — We view our digital platform as an instrument to deliver Stuart Weitzman products to customers directly with the benefit of added accessibility as consumers can purchase Stuart Weitzman brand products wherever they choose. For Stuart Weitzman, we have e-commerce sites in the U.S, Canada and Greater China. Additionally, we continue to leverage a third-party digital platform to sell our products to customers.
Wholesale — The wholesale business for Stuart Weitzman comprised approximately 34% of total segment net sales for fiscal 2023. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. Stuart Weitzman has developed relationships with a select group of distributors who sell Stuart Weitzman products through travel retail locations and in certain international countries where Stuart Weitzman does not have directly operated retail locations. As of July 1, 2023 and July 2, 2022, Stuart Weitzman did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Refer to Note 17, "Segment Information," for further information about the Company's segments.

LICENSING
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Our key licensing relationships and their fiscal year expirations as of July 1, 2023 are as follows:

Brand	Category	Partner	Fiscal Year Expiration
Coach	Jewelry and Soft Accessories	Centric	2024
Coach	Watches	Movado	2025
Coach	Eyewear	Luxottica	2026
Coach	Fragrance	Interparfums	2026
Kate Spade	Tableware and Housewares	Lenox	2024
Kate Spade	Fashion Bedding	Himatsingka	2024
Kate Spade	Watches	Fossil	2025
Kate Spade	Sleepwear	Komar	2025
Kate Spade	Stationery and Gift	Lifeguard Press	2026
Kate Spade	Fragrance	Interparfums	2030
Kate Spade	Eyewear	Safilo	2031
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
PRODUCTS
The following table shows net sales for each of our product categories by segment:

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		July 3, 2021
	(millions)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Coach
Women's Handbags	$2,450.7	36.8%	$2,574.8	38.5%	$2,302.3	40.1%
Women's Accessories	1,024.8	15.4	942.5	14.1	776.7	13.5
Men's	947.1	14.2	904.8	13.5	769.3	13.4
Other Products	537.8	8.1	499.2	7.5	404.8	7.0
Total Coach	$4,960.4	74.5%	$4,921.3	73.6%	$4,253.1	74.0%
Kate Spade
Women's Handbags	$779.6	11.7%	$819.5	12.2%	$681.5	11.9%
Other Products	332.4	5.0	319.0	4.8	269.3	4.7
Women's Accessories	306.9	4.6	307.0	4.6	259.2	4.5
Total Kate Spade	$1,418.9	21.3%	$1,445.5	21.6%	$1,210.0	21.1%
Stuart Weitzman(1)	$281.6	4.2%	$317.7	4.8%	$283.2	4.9%
Total Net sales	$6,660.9	100.0%	$6,684.5	100.0%	$5,746.3	100.0%

(1)The significant majority of sales for Stuart Weitzman is attributable to women's footwear.

Women’s Handbags — Women’s handbag collections feature classically inspired as well as fashion designs. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base.
Women’s Accessories — Women’s accessories include small leather goods which includes mini and micro handbags, money pieces, wristlets, pouches and cosmetic cases. Also included in this category are novelty accessories (including address books, time management accessories, travel accessories, sketchbooks and portfolios), belts, key rings and charms.
Men’s — Men’s includes bag collections (including business cases, computer bags, messenger-style bags, backpacks and totes), small leather goods (including wallets, card cases, travel organizers and belts), footwear, watches, fragrances, sunglasses, novelty accessories and ready-to-wear items.
Other Products — These products primarily include women's footwear, eyewear (such as sunglasses), jewelry (including bracelets, necklaces, rings and earrings), women's fragrances, watches, certain women's seasonal lifestyle apparel collections, including outerwear, ready-to-wear and cold weather accessories, such as gloves, scarves and hats. In addition, Kate Spade brand kids items, housewares and home accessories, such as fashion bedding and tableware, and stationery and gifts are included in this category.
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
We engage in several consumer communication initiatives globally, including direct marketing activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related activities in fiscal 2023 were $570.7 million, or approximately 9% of net sales, compared to $551.6 million in fiscal 2022, or approximately 8% of net sales.
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

MANUFACTURING
Tapestry carefully balances its commitments to a limited number of “better brand” partners that have demonstrated integrity, quality and reliable delivery. The Company continues to evaluate new manufacturing sources and geographies to deliver high quality products at competitive costs and to mitigate the impact of manufacturing in inflationary markets.
Our raw material suppliers, independent manufacturers and licensing partners must achieve and maintain high quality standards, which are an integral part of our brands' identity. Before directly partnering with a new manufacturing vendor for finished goods, the Company evaluates each facility by conducting a quality, business practice standards and social compliance review. We expect finished good manufacturers to undergo a social compliance audit before being approved as a Tapestry supplier. Manufacturers working with our licensed partners must have had an acceptable social compliance audit conducted within the prior six months of their onboarding date. Suppliers that fail to meet our standards are not approved until an acceptable report is provided. We also conduct periodic evaluations of existing, previously approved finished good suppliers. We believe that our manufacturing partners are in material compliance with the Company’s integrity standards.
These independent manufacturers each or in aggregate support a broad mix of product types, materials and a seasonal influx of new, fashion-oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences.
We have longstanding relationships with purveyors of fine leathers and hardware. Although our products are manufactured by independent manufacturers, we maintain a strong level of oversight in the selection of key raw materials and compliance with quality control standards is monitored through on-site quality inspections at independent manufacturing facilities.
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
During fiscal 2023, manufacturers of Coach products were primarily located in Vietnam, Cambodia, and the Philippines and no individual vendor provided 10% or more of the brand's total purchases. During fiscal 2023, Kate Spade products were manufactured primarily in Vietnam, Cambodia, the Philippines and mainland China. Kate Spade had one vendor, located in Vietnam, who individually provided approximately 10% of the brand's total purchases. Stuart Weitzman products were primarily manufactured in Spain. During fiscal 2023, Stuart Weitzman had three vendors, all located in Spain, who individually provided over 10% of the brand's total units (approximately 37% across the three, in the aggregate).
FULFILLMENT
The Company’s distribution network is designed to support the movement of each brand's products from our manufacturers to fulfillment centers around the world. These fulfillment centers are either directly operated by the Company or by independent third parties, with some supporting multiple brands. Our facilities use bar code scanning warehouse management systems, where our fulfillment center employees use handheld scanners to read product bar codes. This allows for accurate storage and order processing and allows us to provide excellent service to our customers. These facilities are also integrated into our Enterprise Resource Planning ("ERP") system, ensuring accurate inventory reporting. Our products are primarily shipped to retail stores, wholesale customers and e-commerce customers.
In North America we maintain fulfillment centers in Jacksonville, Florida, and West Chester, Ohio, operated by Tapestry. In addition, in fiscal 2023, the Company opened a new multi-brand fulfillment center located in Las Vegas, Nevada that increase capacity and continue to enhance fulfillment capabilities in North America. The Company also has two third-party facilities in Toronto, Canada and Tijuana, Mexico. Globally, we utilize regional fulfillment centers in mainland China, the Netherlands, the United Kingdom, and Spain, owned and operated by third parties, that support multiple countries. We also utilize local fulfillment centers, through third-parties in Japan, parts of Greater China, South Korea, Singapore, Malaysia, Spain, the U.K., Canada, and Australia.
INFORMATION SYSTEMS
The Company’s information systems are integral in supporting the Company’s long-term strategies. Our information technology platform is a key capability used to support digital growth and drive consumer centricity and data-driven decision making. We are continually enhancing our digital technology platforms to elevate our e-commerce capabilities direct-to-consumer functionalities, and overall omni-channel experience, by utilizing cloud-based technology infrastructure. For example, we will continue to enhance certain of our machine learning models to improve our customer capture and segmentation capabilities.

In fiscal 2021, the Company began implementing a cloud-based digital platform to enhance our omnichannel capabilities, across all brands in North America, Europe and Japan. This shared enterprise digital strategy affords the Company more productive and efficient capabilities for digital and in-store selling and engagement. This implementation was substantially completed in fiscal 2023.
The Company maintains global information security and privacy compliance programs, comprised of risk management policies and procedures surrounding the Company’s information systems, cybersecurity practices and protection of consumer and employee personal data and confidential information. The Board of Directors (the "Board") has ultimate oversight of the Company’s risk management policies and procedures, and has delegated primary responsibility for monitoring the risks and programs in this area to the Audit Committee, which receives quarterly updates on information security and privacy risk and compliance. The Board receives periodic updates on these topics as well. As part of the Company’s compliance programs, all global employees are required to take annual training on information security, including cybersecurity, and global data privacy requirements and compliance measures. We also conduct periodic internal and third-party assessments to test our cybersecurity controls, perform cyber simulations and annual tabletop exercises, and continually evaluate our privacy notices, policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches. Additionally, we maintain network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.
INTELLECTUAL PROPERTY
Tapestry owns COACH, KATE SPADE and STUART WEITZMAN, as well as all of the material trademark, design and patent-rights related to the production, marketing, distribution and sale of our products in the United States and other countries in which our products are principally sold. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborations. Tapestry also owns and maintains registrations in countries around the world for trademarks in relevant classes of products. Major trademarks include TAPESTRY, COACH, STUART WEITZMAN, KATE SPADE and KATE SPADE NEW YORK. It also owns brand-specific trademarks such as COACH and Horse & Carriage Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design and COACHTOPIA for the COACH brand; kate spade new york and Spade Design, and spade flower monogram for the kate spade new york brand; and NUDIST and 5050 for the Stuart Weitzman brand. Tapestry is not dependent on any one particular trademark or design patent although Tapestry believes that the Coach, Stuart Weitzman and Kate Spade New York trademarks are important for its business. In addition, Tapestry owns a number of copyrights, design patents and utility patents for its brands' product designs. Tapestry aggressively polices its intellectual property, and pursues infringers both domestically and internationally. It pursues counterfeiters through leads generated internally, as well as through its network of investigators, law enforcement and customs officials, the respective online reporting form for each brand, the Tapestry hotline and business partners around the world.
SEASONALITY
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including weather and macroeconomic events, and pandemics such as Covid-19.
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
CORPORATE RESPONSIBILITY
As a people-centered and purpose led Company, Tapestry believes that a better-made future is one that is both beautiful and responsible. Our Environmental, Social and Corporate Governance (“ESG”) strategy, the Fabric of Change, aims to unite teams across the Company’s business to work to meet our Corporate Responsibility Goals ("ESG Goals") and a shared objective: to create the accessible luxury company of the future that balances true fashion authority with meaningful, positive change. The Fabric of Change focuses on three pillars: Our People, Our Planet and Our Communities.
•Our People:
◦We aim to foster inclusivity and diversity through four interconnected principles: talent, culture, community, and marketplace. Our equity, inclusion and diversity ("EI&D") goals focus on attracting and retaining talent and building a compelling and fulfilling employee experience.
◦We have set goals focused on building diversity in our leadership team, reducing differences in our employee survey results based on gender and ethnicity, focusing on progression and establishing core wellness standards to enable our employees to manage their work and personal lives.
◦We tie 10% of leadership annual incentive compensation to EI&D goals on a global basis level.
•Our Planet:
◦We aim to sustain and restore our planet through continuous innovation in solutions that improve biodiversity and reduce our impact on climate change with a focus on renewable energy, increased use of environmentally preferred materials and production methods, and circular business models that design out waste and pollution, keep products in use, and restore natural systems.
◦We have set ESG goals focused on utilizing 100% renewable energy in our own operations; tracing and mapping our raw materials, environmentally responsible sourcing of leather, increasing the recycled content of our packaging, reducing waste in our corporate and distribution centers and water across our company and supply chain. We have also set new science-based emissions reduction targets in line with Science Based Targets initiative ("SBTi's") criteria and 1.5⁰C.
•Our Communities:
◦We aim to support and empower the communities where our employees live and work, and provide the resources and investment needed to strengthen the regions where we operate, through volunteer efforts, philanthropic initiatives, product donations, and social impact programming.
◦We have set goals focused on volunteerism programs, philanthropic initiatives and supply chain empowerment programs.
The Company’s ESG and Corporate Responsibility Strategy, including oversight, management and identification of risks, is ultimately governed by the Board of Directors and overseen by an ESG Steering Committee, which is comprised of members of our executive leadership team, and driven by an ESG Task Force, which is comprised of senior leaders and cross-functional members from major business functions. The Board approves long-term sustainability goals, strategic moves or major plans of action and receives updates at least annually. Tapestry's Governance and Nominations Committee of the Board receives quarterly updates on sustainability strategy, including climate-related topics, progress towards the ESG goals and other ESG related initiatives.
Additional information on the Fabric of Change and Corporate Responsibility Goals can be found at www.tapestry.com/responsibility. The content on this website and the content in our Corporate Responsibility Reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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
Employees
As of July 1, 2023, the Company employed approximately 18,500 employees globally. Of these employees, approximately 14,700 employees worked in retail locations, of which 5,900 were part-time employees. This total excludes seasonal and temporary employees that the Company employs, particularly during the second quarter due to the holiday season. The Company believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
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
Our EI&D strategy is grounded in our purpose and values and is a core element to unlocking the power of our people. To support these actions, we are guided by four interconnected principles:
•Talent: Attracting, retaining and growing top talent - making us an employer of choice in a rapidly evolving talent marketplace.
•Culture: Fostering a culture of inclusion, where people and ideas from everywhere are welcomed.
•Community: Nurturing the vibrancy of the communities in which we live and work to advance equity, opportunity and dignity for all.
•Marketplace: Embracing our responsibility in the marketplace as a global fashion company. We are committed to affecting positive change for our industry and deliver on our value proposition to stakeholders - consumers, investors and future talent.
Our global EI&D Champion Network supports and engages our professional community by creating an environment where all are welcomed. This network includes our five employee business resource groups (“EBRGs”), two task forces and regional inclusion councils to support and engage our employees.
Additionally, we believe educating our employees is crucial in achieving our EI&D goals. We have established a global multi-year EI&D learning road map, including bespoke skill-building programs to accommodate our dynamic employee population. Furthermore, the Company has focused on providing employees with resources to foster continuing education and conversation on EI&D through 'Tapestry UNSCRIPTED', which is an internal speaker series for our employees designed to bring our values to life. We feel hosting bold conversations about our values provides an opportunity for us to be inspired, discover ideas, and ignite personal passions.

Tapestry is committed to the support of historically underrepresented and marginalized groups through our corporate efforts. We are a member of the CEO Action for Diversity and Inclusion, the largest business coalition committed to advancing Diversity and Inclusion. Our focus on fostering an equitable work environment has led to continued recognition from Forbes on the list of “Best Employers for Diversity” and Human Rights Campaign’s list of “Best Place to Work for LGBTQ Equality”. In 2023, we were recognized by Civic 50 as one of the 50 Most Community-Minded Companies. Additionally, we have been certified as a "Great Place to Work" for 2023. The Company is dedicated to building a workforce with leadership teams better reflecting our general corporate population in North America. The Company monitors the representation of women and ethnic minorities at different levels throughout the company, and discloses this information in our website at www.tapestry.com/responsibility/our-people.
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
Our Total Compensation Program includes cash pay, annual and long term incentives, benefits and other special programs that our employees value. We strive to pay each employee fairly and competitively across our brands. Tapestry's primary compensation principle is to "pay for performance." Tapestry's practice is to pay a competitive base salary and to provide corporate employees with the opportunity to earn an annual bonus tied to Tapestry's and its brands' financial performance, and store employees with the opportunity to earn sales incentives. Approximately 2,500 of our employees, including nearly all of our store managers, received an annual long-term equity award in 2023, which align employee interests with those of our stockholders, rewards employees for enhancing stock holder value and supports retention of key employees.
Our benefits package is designed to be competitive and comprehensive, which varies by location and jurisdiction. Our benefits, along with competitive pay, includes medical benefits and paid wellness days and parental leave, in accordance with local policies and regulations, for directly hired full-time and part-time employees. The Company also offers retirement benefits for its employees, which are managed in accordance with local jurisdictions. To support employees in achieving their career and financial goals, the Company also provides access to learning opportunities on personal finances as well as physical and mental wellness through various platforms based on the location of the employee.
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
Well-being and Safety
At Tapestry, we are committed to providing a safe working environment for our people, as well as supporting our people in achieving and maintaining their health and well-being goals. Work-life integration is top of mind, and we provide resources and benefits to help achieve this balance. We provide our employees with supplemental resources to achieve wellness such as access to our Employee Assistance Program, regular employee programming and subscriptions to Headspace, a smartphone application dedicated to meditation and mindfulness. The Company announced the establishment of an Associate Relief Fund, beginning in fiscal year 2024, which will provide emergency assistance for events considered a disaster or hardship.

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
The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2, respectively to this Form 10-K.

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
Our results can be impacted by a number of macroeconomic factors, including but not limited to: consumer confidence and spending levels, tax rates, levels of unemployment, consumer credit availability, pandemics, natural disasters, raw material costs, fuel and energy costs (including oil prices), bank failures, market volatility, global factory production, supply chain operations, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls, shopping centers and online.
Many of our products may be considered discretionary items for consumers. Demand for our products, and consumer spending in the premium handbag, footwear and accessories categories generally, is or may be significantly impacted by trends in consumer confidence, general economic and business conditions, high levels of unemployment, periods of inflation, health pandemics, interest rates, foreign currency exchange rates, the availability of consumer credit, and taxation. Consumer purchases of discretionary luxury items, such as the Company's products, tend to decline during recessionary periods or periods of sustained high unemployment, when disposable income is lower.
Unfavorable economic conditions may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which our stores are located. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
The Covid-19 pandemic and resulting adverse economic conditions may continue to adversely affect our business, financial condition, results of operations and cash flows.
The Covid-19 pandemic has had, and may continue to have, a significant impact on our operations, cash flow and liquidity. The virus has impacted all regions that we operate in around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements resulted in temporary closures of the majority of the Company's directly operated stores globally for some period of time to help reduce the spread of Covid-19 during fiscal 2020. Throughout fiscal years 2021 through 2023, the vast majority of the Company’s stores were opened and have continued to operate, however, some store locations have experienced temporary re-closures or operated under tighter restrictions in compliance with local government regulations. During the first half of fiscal 2023, the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted and business trends have improved in the region.
Although the impact of the Covid-19 pandemic during fiscal 2023 has generally been less significant than those experienced in fiscal years 2021 and 2022, we cannot predict for how long and to what extent the Covid-19 pandemic may continue to impact our business, financial condition, and results of operations. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
The impact of regulations imposed in the future in response to the Covid-19 pandemic or other public health crises, could, among other things, require that we close our stores or distribution centers or otherwise make it difficult or impossible to operate our business.
Risks Related to our Business and our Industry
We face risks associated with operating in international markets.
We operate on a global basis, with approximately 39.3% of our net sales coming from operations outside of United States for fiscal year 2023. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:
•political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) sanctions and related activities by the United States, European Union (“E.U.”) and others;
•public health crises, such as pandemics and epidemic diseases;

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
•compliance with laws relating to foreign operations, including the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act, and other global anti-corruption laws, which in general concern the bribery of foreign public officials, and other regulations and requirements;
•changes in tourist shopping patterns, particularly that of the Chinese consumer;
•geopolitical instability (such as the uncertainty in U.S.-China relations);
•natural and other disasters;
•political, civil and social unrest; and
•changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change and other environmental legislation, product safety regulations or other charges or restrictions.
Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•continued disruptions or delays in shipments whether due to port congestion, logistics carrier disruption (including as a result of labor disputes), other shipping capacity constraints or other factors, which has and may continue to result in significantly increased inbound freight costs and increased in-transit times;
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
•regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions by any government or regulatory authority in the jurisdictions where we conduct business, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders or other detentions of product by the U.S. Customs and Border Patrol;
•inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;
•product quality issues;
•political unrest, protests and other civil disruption;
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
The success of our retail stores located within malls and shopping centers may be impacted by (i) changes in consumer shopping behavior, closures, operating restrictions and store capacity restrictions; (ii) reduced travel resulting from economic conditions (including a recession or inflationary pressures); (iii) the location of the store within the mall or shopping center; (iv) surrounding tenants or vacancies; (v) increased competition in areas where malls or shopping centers are located; (vi) the amount spent on advertising and promotion to attract consumers to the mall; and (vii) a shift towards online shopping resulting in a decrease in mall traffic. Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations. Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
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
Our success and growth also depends on the continued development of our omni-channel presence for each of our brands globally, leaning into global digital opportunities for each brand, along with continued bricks and mortar expansion in select international regions, notably Greater China. With respect to international expansion, our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets, either through bricks and mortar stores or digital channels, have different operational characteristics, including but not limited to employment and labor, privacy, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
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

We aim to provide a seamless omni-channel experience to our customers regardless of whether they are shopping in stores or engaging with our brands through digital technology, such as computers, mobile phones, tablets or other devices. This requires investment in new technologies and reliance on third-party digital partners, over which we may have limited control. Additionally, our digital business is subject to numerous risks that could adversely impact our results, including (i) a diversion of sales from our brand stores or wholesale customers, (ii) difficulty in recreating the in-store experience through digital channels, (iii) liability for online content, (iv) changing dynamics within the digital marketing environment and our ability to effectively market to consumers, (v) intense competition from online retailers, and (vi) the ability to provide timely delivery of e-commerce purchases, which is dependent on the capacity and operations of our owned and third-party operated fulfillment facilities. See “Our business is subject to the risks inherent in global sourcing activities” for additional risks related to our fulfillment networks. If we are unable to effectively execute our e-commerce and digital strategies and provide reliable experiences for our customers across all channels, our reputation and ability to compete with other brands could suffer, which could adversely impact our business, results of operations and financial condition.
The successful implementation of the Company’s 2025 growth strategy, futurespeed, is key to the long-term success of our business.
Building on the success of the Company’s strategic growth plan from fiscal 2020 through fiscal 2022, the Company introduced its 2025 growth strategy, futurespeed, in the first quarter of fiscal 2023, which is designed to amplify and extend the competitive advantages of the brands, with a focus on four strategic priorities: (i) Building Lasting Customer Relationships; (ii) Fueling Fashion Innovation & Product Excellence; (iii) Delivering Compelling Omni-Channel Experiences; and (iv) Powering Global Growth.
The Company believes that its intentional focus positions Tapestry to drive sustainable, profitable growth to create value for its stakeholders over time. However, there is no assurance that we will be able to sustain such efforts in accordance with our plans, that such efforts will result in the intended or otherwise desirable outcomes or that such efforts, even if successfully sustained, will be effective in achieving long-term growth or increased profitability. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding futurespeed.
If our incorporation of the initiatives under futurespeed falls short, our business, financial condition and results of operation could be materially adversely affected.
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
•ensuring product availability and optimizing supply chain efficiencies with third-party suppliers and retailers;
•protecting our trademarks and design patents;
•adapting to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning; and
•the ability to withstand prolonged periods of adverse economic conditions or business disruptions.

A failure to compete effectively or to keep pace with rapidly changing consumer preferences and technology and product trends could adversely affect our growth and profitability.
The success of our business depends on our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner.
Tapestry, Inc. is a New York-based house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. Any misstep in product quality or design, executive leadership, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted.
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
We must also attract, motivate and retain a sufficient number of qualified retail and fulfillment center employees. Historically, competition for talent in these positions has been intense and turnover is generally high, both of which were exacerbated by the Covid-19 pandemic. If we are unable to attract and retain such employees with the necessary skills and experience, we may not achieve our objectives and our results of operations could be adversely impacted.
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
Our business may be materially impacted if our fulfillment centers face significant interruptions and operations.
We are dependent on a limited number of fulfillment centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. Depending on the duration of these closures, our results may be materially impacted. While we have business continuity and contingency plans for our sourcing and fulfillment center sites, significant disruption of manufacturing or fulfillment for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.

Because our fulfillment centers include automated and computer-controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. In North America we maintain fulfillment centers in Jacksonville, Florida, Westchester, Ohio and Las Vegas, Nevada, operated by Tapestry. Our multi-brand Las Vegas, Nevada fulfillment center began operations during fiscal 2023 and is expected to become fully operational during fiscal 2024. This opening involves configuration and implementation of a cloud-based warehouse management system, training on this and other new technology and automation and integration with existing systems. Any failure to execute our operational plans for this fulfillment center could result in the Company not being able to meet customer demand for its products and could materially adversely affect our business and operations.
Globally we utilize fulfillment centers in mainland China, the Netherlands, the U.K. and Spain, owned and operated by third parties, allowing us to better manage the logistics in these regions while reducing costs. We also utilize local fulfillment centers, through third-parties, in Japan, parts of Greater China, South Korea, Singapore, Malaysia, Spain, the U.K., Canada, Australia, and, starting during fiscal 2023, in Mexico. The warehousing of the Company’s merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
In addition, if our fulfillment centers are not sized to meet the optimal capacity for our products or are not adequately staffed, utilized or operated, our profitability may be negatively impacted.
Our business may be subject to increased costs due to excess inventories and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products are impacted by other factors, such as inflationary pressures, political instability or effects of the Covid-19 pandemic, we may be faced with significant excess inventories for some products and missed opportunities for other products. We have in the past been, and may in the future be, forced to rely on donation, markdowns, promotional sales or other write-offs, to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands.
Increases in our costs, such as raw materials, labor or freight could negatively impact our gross margin. Our costs for raw materials are affected by, among other things, weather, customer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. Any of these factors may be exacerbated by global climate change. In addition, the remaining impacts of the pandemic, political instability, trade relations, sanctions, price inflationary pressure, or other geopolitical or economic conditions could cause raw material costs to increase and have an adverse effect on our future margins. Labor costs at many of our manufacturers have been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. Furthermore, the cost of transportation has fluctuated and may continue to fluctuate significantly if oil prices continue to rise. We may not be able to offset such increases in raw materials, labor or transportation costs through pricing measures or other means.
As we outsource functions, we will become more dependent on the third parties performing these functions.
As part of our long-term strategy, we look for opportunities to cost effectively enhance capability of business services. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services, provide them on a timely basis or to provide them at the prices we expect could disrupt or harm our business. We also cannot guarantee that these third parties will not experience a personal data or security breach in the future, which could have a material impact on our operations. Any significant interruption in the operations of these service providers, including as a result of changes in social, political, and economic conditions, including those resulting from military conflicts or other hostilities, that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Our wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the wholesale industry.
Our wholesale business comprised approximately 11% of total net sales for fiscal 2023. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. Our wholesale customers have also experienced significant business disruptions as a result of the Covid-19 pandemic, including reduced operations or the closure, temporarily or permanently, of many of our wholesale partners. This may continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our or our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.

Additionally, certain of our wholesale customers, particularly those located in the U.S., have in the past been highly promotional and have aggressively marked down their merchandise and may do so again in the future, which could negatively impact our brands or could affect our business, results of operations, and financial condition.
Mergers, acquisitions and other strategic investments may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
One component of our historical growth strategy has been acquisitions, and, consistent with our longer-term capital allocation priorities, our management team expects to maintain M&A flexibility and may from time to time evaluate and consider acquisitions or other strategic investments. These involve various inherent risks and as a result, the expected benefits, cost savings and synergies may not be realized.
The integration process of any newly acquired company, such as our proposed acquisition of Capri Holdings Limited ("Capri"), may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:
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
•changes in applicable laws and regulations or the application of new laws and regulations;
•changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;
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
Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our Consolidated Balance Sheets. We are required annually, or as facts and circumstances exist, to assess goodwill and other intangible assets to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We cannot accurately predict the amount and timing of any potential future impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.
We may not complete our acquisition of Capri within the time frame we anticipate or at all.
The completion of our acquisition of Capri is subject to a number of conditions, including, among others, receipt of Capri shareholder approval, receipt of certain global anti-trust clearances, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of certain other regulatory approvals.
The failure to satisfy the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. For example, under certain limited conditions, we and/or Capri may elect to terminate the merger agreement, which could materially and adversely affect our business and reputation. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated time frame, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the acquisition.

We may fail to realize all of the anticipated benefits of the Capri acquisition, and the merger or those benefits may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through our acquisition of Capri. However, the efforts to realize these benefits and synergies will be a complex process and may cost more than we anticipate. Further, our efforts to realize these benefits and synergies may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the acquisition, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.
In addition, we will be required post-closing to devote significant attention and resources to successfully align our business practices and operations. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the acquisition.
We may be subject to litigation challenging the Capri acquisition, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of our acquisition of Capri and/or result in substantial costs.
Lawsuits related to our acquisition of Capri may be filed against us, Capri, and our respective affiliates, directors and officers. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the acquisition and/or result in substantial costs to us.
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
We are subject to risks associated with leasing retail space subject to non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.
We do not own any of our retail store locations. The majority of our stores are under non-cancelable, multi-year leases, often with renewal options. We believe that the majority of the leases we enter into in the future will likely be non-cancelable. Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. In certain cases, as we have done in the past, we may determine that it is no longer economical to operate a retail store subject to a lease or we may seek to generally downsize, consolidate, reposition, relocate or close some of our real estate locations. In such cases, we may be required to negotiate a lease exit with the applicable landlord or remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

Additionally, due to the uncertain economic environment, it may be difficult to determine the fair market value of real estate properties when we are deciding whether to enter into leases or renew expiring leases. This may impact our ability to manage the profitability of our store locations, or cause impairments of our lease right of use assets if market values decline, any of which could have a material adverse effect on our financial condition or results of operations.
Risks Related to Information Security and Technology
Computer system disruption and cyber security threats, including a personal data or security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers, stores and vendors, the design, manufacture and distribution of our finished goods, digital and local marketing and clienteling efforts, data analytics, collection, use and retention of customer data, employee, vendor and partner information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Due to persistent Covid-19 risks, our company implemented a hybrid working model. Many of our corporate employees and independent contractors returned to offices several days a week but continued to work remotely the other days. Continued remote working has increased our dependence on digital technology. The possibility of a successful cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many cyber-attacks. As part of our business model, we collect, retain, and transmit confidential information and personal data over public networks. In addition to our own databases, we use third-party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable and adequate security measures and data protection, we cannot control third parties and cannot guarantee that a personal data or security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random cyber-attacks, personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.
Awareness and sensitivity to personal data breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees, vendors and investors. We have been incurring and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new international, federal and state laws governing the unauthorized disclosure or exfiltration of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation ("GDPR") in the E.U. the UK GDPR, the American Data Privacy and Protection Act, the California Consumer Privacy Act ("CCPA") as amended by the California Privacy Rights Act ("CPRA"), the Virginia Consumer Data Protection Act ("VCDPA"), the Colorado Privacy Act ("CPA"), the Utah Consumer Privacy Act ("UCPA"), the Connecticut Data Privacy Act ("CTDPA"), the Montana Consumer Data Privacy Act ("MCDPA"), the Washington My Health My Data Act ("WMHMDA"), the Florida Digital Bill of Rights ("FDBR"), the Texas Data Privacy and Security Act ("TDPSA") in the U.S.A., as well as increased cyber security and privacy protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees and contractors, engaging outside counsel, third-party experts and consultants. We may also experience loss of revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation and customer claims, as a result of cyber security or personal data breaches. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach.

In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, Greater China, several throughout Europe, Australia and several throughout the rest of Asia and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer databases, and (iv) ability to email or otherwise keep in contact with our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security and personal data breaches, email blocking lists, computer malware or power outages. Any material disruptions in our e-commerce presence or information technology systems and applications could have a material adverse effect on our business, financial condition and results of operations.
A delay, disruption in, failure of, or inability to upgrade our information technology systems precisely and efficiently could materially adversely affect our business, financial condition or results of operations and cash flow.
We rely heavily on various information and other business systems, including data analytics and machine learning, to manage our operations, including management of our supply chain, point-of-sale processing in our brands’ stores, our online businesses associated with each brand and various other processes and metrics. We are continually evaluating and implementing upgrades and changes to our systems. In addition, from time to time, we implement new systems.
Implementing new systems and upgrading existing systems and data analytics models carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, failure to accurately capture or report data or metrics, potential loss of confidential and personal information, cost overruns, implementation delays and disruption of operations. Furthermore, failure of our computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security and personal data breaches, system upgrades or migration of these services, as well as employee, vendor and consumer privacy concerns and new privacy and security laws and global government regulations, individually or in accumulation, could have a material effect on our business, financial condition or results of operations and cash flow.
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

Increased scrutiny from investors and others regarding our environmental, social and governance ("ESG") initiatives, including matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation.
Stakeholders, including consumers, employees and investors, have increasingly focused on corporate responsibility practices of companies. Although we have announced our ESG strategy and related goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals on a timely basis, or at all, could damage our reputation, causing our investors or consumers to lose confidence in our Company and brands, and negatively impact our operations. In addition, our brand is susceptible to risks associated with changing consumer attitudes regarding social and political issues and consumer perceptions of our position on these issues.
Any ESG report that we publish or other sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of our adoption of these practices. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices and various legal, legislative and regulatory requirements. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.
In addition, many of the countries where we and our suppliers operate continue to enact legislation and regulatory rules that address climate change and other sustainability issues, including expanded disclosure requirements on greenhouse gas emissions and other climate related information. Consumers, trade associations, interested non-governmental organizations and other stakeholders have increased focus and emphasis on sustainable features of products and other sustainability topics, including traceability and transparency, sustainability claims and product labeling requirements, responsible sourcing and deforestation, the use of energy and water, and the recyclability or recoverability of packaging, product, and materials. The rules and regulations and governmental oversight continue to rapidly evolve with varying degrees of complexity and scope, many that include penalties for non-compliance. Any failure on our part to comply with sustainability related legislation, regulations and frameworks could lead to adverse consumer action, government enforcement action and private litigation. Our ability to comply with the evolution of consumer expectations, regulations and governmental standards and legal landscape can lead to increased risk, operational costs and management time and effort.
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
We may be unable to protect our intellectual property and curb the sale of counterfeit merchandise, which can cause harm to our reputation and business.
We believe our trademarks, copyrights, patents, and other intellectual property rights are extremely important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. We pursue entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate measures. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to protect the brand and prevent counterfeiting in the future. Despite our efforts, our brands are still susceptible to counterfeiting. Such counterfeiting dilutes our brands and can cause harm to our reputation and business. Our efforts to enforce our intellectual property rights are often met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. In the ordinary course of business, we become involved in trademark oppositions and cancellation actions. Our trademark applications may face objections from the trademark offices we seek to register them in and may not mature into registrations. Other parties may seek to invalidate our trademarks or assert violations of their trademarks or other intellectual property and seek to block our sales of certain products. Unplanned increases in legal and investigative fees and other costs associated with defending our intellectual property rights could result in higher operating expenses. Finally, many countries’ laws do not protect intellectual property rights to the same degree as U.S. laws.
Risks Related to our Indebtedness
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of July 1, 2023, our consolidated indebtedness was approximately $1.67 billion. In connection with the pending acquisition of Capri, we expect to incur up to $8.0 billion of additional indebtedness through a combination of senior notes and term loans. If we cannot raise the senior notes and term loans by the closing of the Capri acquisition, we will incur bridge loans that will raise our borrowing costs if they remain outstanding and cannot be refinanced. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our $1.25 Billion Revolving Credit Facility contain affirmative and negative covenants, including a maximum net leverage ratio of 4.0 to 1.0, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. Refer to Note 12, "Debt", for a summary of these terms and additional information on the terms of our $1.25 Billion Revolving Credit Facility, Term Loan and outstanding Senior Notes.

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
In fiscal 2023, the Company returned capital to its shareholders through (i) a quarterly cash dividend of $0.30 per common share, for an annual dividend rate of $1.20 per share, or approximately $280 million and (ii) the repurchase of 17.8 million shares of common stock for $700 million (the “Shareholder Return Programs”). The dividend program and the stock repurchase program each require the use of a significant portion of our cash flow. Our ability to pay dividends and conduct stock repurchases will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board may, at its discretion, decrease or entirely discontinue these Shareholder Return Programs at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.
Our stock price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance, including our ability to return value to investors.
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that, when possible, it is helpful to provide investors with guidance as to our forecast of net sales, operating income, net interest expense, tax rate, earnings per diluted share and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to provide guidance going forward or to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.
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

Certain provisions of the Company's charter, bylaws and Maryland law may delay or prevent an acquisition of the Company by a third-party.
The Company's charter, bylaws and Maryland law contain provisions that could make it more difficult for a third-party to acquire the Company without the consent of our Board. The Company's charter permits a majority of its entire Board, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue. In addition, the Company's Board may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares without stockholder approval. Although the Company's Board has no intention to do so at the present time, it could establish a class or series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the Company's common stock or otherwise be in the best interest of the Company's stockholders.
The Company's bylaws provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at an annual meeting of stockholders may be made only in the notice of the meeting, by the Company's Board, by a stockholder who is a stockholder of record as of the record date set by the Company's Board for purposes of determining stockholders entitled to vote at the meeting, at the time of the giving of the notice by the stockholder pursuant to the Company's bylaws and at the time of the meeting, who is entitled to vote at the meeting in the election of each individual so nominated or on any such other business and has complied with the advance notice procedures of the Company's bylaws or by qualifying stockholders that satisfy the proxy access provisions of the Company’s bylaws.
Under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company’s common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a business combination must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key fulfillment, corporate and product development facilities as of July 1, 2023. All of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America fulfillment and customer service	1,050,000
Las Vegas, Nevada	Coach North America fulfillment	789,000
Westchester, Ohio	Kate Spade and Stuart Weitzman North America fulfillment	601,000
New York, New York	Corporate global headquarters	546,000
Chiba, Japan	Coach and Kate Spade Japan regional fulfillment	278,000
Shanghai, China	Coach Asia regional fulfillment	179,000
New York, New York	Kate Spade corporate management	135,000
North Bergen, New Jersey	Corporate office and customer service	106,000
Taiwan, China	Coach Taiwan regional fulfillment	36,100
Tokyo, Japan	Corporate regional management	24,900
Shanghai, China	Coach Greater China regional management	21,200
Shanghai, China	Corporate regional management	21,200
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Dongguan, China	Corporate sourcing, quality control and product development	17,000
London, England	Corporate regional management	16,500
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	12,600
Seoul, South Korea	Corporate regional management	11,400
Singapore	Coach Singapore regional management, sourcing and quality control	8,700
Hong Kong SAR, China	Corporate sourcing and quality control	8,500
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
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, such as to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company's control, contract disputes, insurance claims and litigation, including wage and hour litigation, with present or former employees.
Although the Company's litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages, the Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Tapestry, Inc.’s common stock is listed on the New York Stock Exchange and is traded under the symbol “TPR.”
As of August 4, 2023, there were 1,899 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index over the five-fiscal-year period ending July 1, 2023, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on June 30, 2018 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.
During fiscal 2023, the Company moved to using the S&P 1500 Apparel, Accessories & Luxury Goods Index from the S&P 500 Apparel, Accessories & Luxury Groups Index.
Tapestry management selected the S&P 1500 Apparel, Accessories & Luxury Goods Index on an industry/line-of-business basis and believes this updated index represents good faith comparables based on their history, size, and business models in relation to Tapestry, Inc.

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
TPR	$100.00	$70.48	$29.10	$98.91	$73.31	$105.00
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$88.35	$48.75	$93.49	$54.47	$48.10
S&P 1500 Apparel, Accessories & Luxury Goods	$100.00	$86.78	$49.34	$98.73	$60.46	$56.95
S&P 500	$100.00	$110.42	$115.19	$169.29	$150.97	$178.66

Stock Repurchase Program
The Company's share repurchases during the fourth quarter of fiscal 2023 were as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
April 2, 2023 - May 6, 2023	—	$—	—	$1,000
May 7, 2023 - June 3, 2023	2,092,052	41.78	2,092,052	913.0
June 4, 2023 - July 1, 2023	2,614,466	43.03	2,614,466	800.0
Total	4,706,518		4,706,518

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
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
•Results of operations. An analysis of our results of operations in fiscal 2023 compared to fiscal 2022.
•Non-GAAP measures. This section includes non-GAAP measures that are useful to investors and others in evaluating the Company’s ongoing operating and financial results in a manner that is consistent with management's evaluation of business performance and understanding how such results compare with the Company’s historical performance.
•Financial Condition. This section includes a discussion on liquidity and capital resources including an analysis of changes in cash flow as well as working capital and capital expenditures.
•Critical Accounting policies and estimates. This section includes any critical accounting policies or estimates that impact the Company.
OVERVIEW
The fiscal year ended July 1, 2023 was a 52-week period, July 2, 2022 was a 52-week period, and July 3, 2021 was a 53-week period.
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
The Company has three reportable segments:
•Coach - Includes global sales of primarily Coach brand products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third-party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third-party distributors.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, sales to wholesale customers, through e-commerce sites and through independent third-party distributors.
     Each of our brands is unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. Our success does not depend solely on the performance of a single channel, geographic area or brand.

2025 Growth Strategy
Building on the success of the strategic growth plan from fiscal 2020 through fiscal 2022 (the “Acceleration Program”), in the first quarter of fiscal 2023, the Company introduced the 2025 growth strategy (“futurespeed”), designed to amplify and extend the competitive advantages of its brands, with a focus on four strategic priorities:
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
Furthermore, refer to Part I, Item 1 - "Business" for additional discussion on our expected store openings and closures within each of our segments. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors".
Current Macroeconomic Conditions and Outlook
During fiscal 2023, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. Some of these organizations have recently revised the forecast slightly upwards since the third quarter of fiscal 2023. Nevertheless, the updated forecast is still below the historical average, which is reflective of the current volatile environment, including higher than anticipated inflation, tighter monetary and fiscal policies aiming to lower inflation, financial market volatility, and the negative economic impacts due to the crisis in Ukraine. The World Health Organization (“WHO”) announced in May 2023 that it no longer considered Covid-19 to be a global health emergency. Supply chains have largely recovered, and shipping costs and delivery times are back to pre-pandemic levels.
In fiscal 2023, the U.S. Dollar has appreciated as compared to foreign currencies in regions where we conduct our business. During fiscal 2023, this trend has resulted in adverse impacts to our business as compared to prior year, including, but not limited to, decreased Net sales of $217.5 million, negative impact to gross margin of approximately 90 basis points, and negative impact to operating margin of approximately 120 basis point.
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
In response to the current environment, the Company continues to take strategic actions considering near-term exigencies and remains committed to maintaining the health of the brands and business.

Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends have improved. Although the impact of the Covid-19 pandemic during fiscal 2023 has generally been less significant than those experienced in fiscal years 2021 and 2022, we cannot predict for how long and to what extent the Covid-19 pandemic may continue to impact our business, financial condition, and results of operations. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook. Refer to Part I, Item 1A. "Risk Factors" for additional discussion regarding risks to our business associated with the Covid-19 pandemic.
Supply Chain and Logistics Challenges
Covid-19 has and may cause disruptions in the Company’s supply chain within our third-party manufacturers and logistics providers. During fiscal 2022, certain of the Company’s third-party manufacturers, primarily located in Vietnam, experienced ongoing and longer-than-expected government mandated restrictions, which resulted in a significant decrease in production capacity for these third-party manufacturers. In response, the Company took deliberate actions such as shifting production to other countries, adjusting its merchandising strategies, where possible, and increasing the use of air freight to expedite delivery. Based on these actions and improved production levels, the Company has and expects that it will continue to be able to meet anticipated levels of demand. The Company has experienced other global logistical challenges, such as delays as a result of port congestion, vessel availability, container shortages for imported products and rising freight costs.
During fiscal 2023, freight costs on inbound shipments have started to moderate and the Company has significantly reduced the use of air freight when compared to fiscal 2022. As a result, during fiscal 2023, the Company incurred lower freight expense of $84.8 million when compared to the prior year, positively impacting gross margin by approximately 140 basis points.
Generalized System of Preferences (“GSP”) program
The Company has historically benefited from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences (“GSP”) program. The GSP program expired in the third quarter of fiscal 2021, resulting in additional duties and negatively impacting gross profit.
Crisis in Ukraine
In the third quarter of fiscal 2022, a humanitarian crisis unfolded in Ukraine, which has created significant economic uncertainty in the region. The Company does not have directly operated stores in Russia or Ukraine and has a minimal distributor and wholesale business which was less than 0.1% of the Company’s total Net sales for fiscal 2023 and fiscal 2022. Starting in the third quarter of fiscal 2022 the Company paused all wholesale shipments to Russia. The Company's total business in Europe represented less than 5% of fiscal 2023 and fiscal 2022 total Net sales.
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

RESULTS OF OPERATIONS
FISCAL 2023 COMPARED TO FISCAL 2022
The following table summarizes results of operations for fiscal 2023 compared to fiscal 2022. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$6,660.9	100.0%	$6,684.5	100.0%	$(23.6)	(0.4)%
Gross profit	4,714.9	70.8	4,650.4	69.6	64.5	1.4
SG&A expenses	3,542.5	53.1	3,474.6	52.0	67.9	2.0
Operating income (loss)	1,172.4	17.6	1,175.8	17.6	(3.4)	(0.3)
Loss on extinguishment of debt	—	—	53.7	0.8	(53.7)	NM
Interest expense, net	27.6	0.4	58.7	0.9	(31.1)	(53.0)
Other expense (income)	1.7	—	16.4	0.2	(14.7)	(89.5)
Income (Loss) before provision for income taxes	1,143.1	17.2	1,047.0	15.7	96.1	9.2
Provision for income taxes	207.1	3.1	190.7	2.9	16.4	8.6
Net income (loss)	936.0	14.1	856.3	12.8	79.7	9.3
Net income (loss) per share:
Basic	$3.96		$3.24		$0.72	22.2
Diluted	$3.88		$3.17		$0.71	22.3

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). There were no charges affecting comparability during fiscal 2023. The reported results during fiscal 2022 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Fiscal 2022 Items

	Fiscal Year Ended July 2, 2022
		Items affecting comparability
	GAAP Basis (As Reported)	Acceleration Program	Debt Extinguishment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	3,553.8	—	—	3,553.8
Kate Spade	912.0	—	—	912.0
Stuart Weitzman	184.6	—	—	184.6
Gross profit	$4,650.4	$—	$—	$4,650.4

Coach	2,079.9	6.7	—	2,073.2
Kate Spade	754.6	5.9	—	748.7
Stuart Weitzman	182.8	3.6	—	179.2
Corporate	457.3	26.6	—	430.7
SG&A expenses	$3,474.6	$42.8	$—	$3,431.8

Coach	1,473.9	(6.7)	—	1,480.6
Kate Spade	157.4	(5.9)	—	163.3
Stuart Weitzman	1.8	(3.6)	—	5.4
Corporate	(457.3)	(26.6)	—	(430.7)
Operating income (loss)	$1,175.8	$(42.8)	$—	$1,218.6

Loss on extinguishment of debt	53.7	—	53.7	—
Provision for income taxes	190.7	(3.4)	(12.9)	207.0
Net income (loss)	$856.3	$(39.4)	$(40.8)	$936.5
Net income (loss) per diluted common share	$3.17	$(0.15)	$(0.15)	$3.47

In fiscal 2022 the Company incurred adjustments as follows:
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
These actions taken together increased the Company's SG&A expenses by $42.8 million, increased Loss on extinguishment of debt by $53.7 million and decreased Provision for income taxes by 16.3 million, negatively impacting net income by 80.2 million, or 0.30 per diluted share.

Tapestry, Inc. Summary - Fiscal 2023
Currency Fluctuation Effects
The change in net sales and gross margin in fiscal 2023 compared to fiscal 2022 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Fiscal Year Ended		Variance
	July 1, 2023	July 2, 2022	Amount	%	Constant Currency Change
	(millions)
Coach	$4,960.4	$4,921.3	$39.1	0.8%	4.5%
Kate Spade	1,418.9	1,445.5	(26.6)	(1.8)	0.2
Stuart Weitzman	281.6	317.7	(36.1)	(11.4)	(9.1)
Total Tapestry	$6,660.9	$6,684.5	$(23.6)	(0.4)	2.9
Net sales in fiscal 2023 decreased 0.4% or $23.6 million to $6.66 billion. Excluding the impact of foreign currency, net sales increased by 2.9% or $193.9 million.
•Coach Net Sales increased 0.8% or $39.1 million to $4.96 billion in fiscal 2023. Excluding the impact of foreign currency, net sales increased 4.5% or $219.9 million. This increase in net sales was primarily due to an increase of $161.3 million in net retail sales driven by an increase of store sales globally, partially offset by a decrease in e-commerce sales. The increase in net sales was also attributed to a $30.5 million increase in wholesale sales.
•Kate Spade Net Sales decreased 1.8% or $26.6 million to $1.42 billion in fiscal 2023. Excluding the impact of foreign currency, net sales increased 0.2% or $3.0 million. This increase in net sales was primarily due to an increase of $2.4 million in net retail sales driven by higher store sales globally, partially offset by a decrease in e-commerce sales.
•Stuart Weitzman Net Sales decreased by 11.4% or $36.1 million to $281.6 million in fiscal 2023. Excluding the impact of foreign currency, net sales decreased 9.1% or $29.0 million. This decrease in net sales was primarily due to a decrease of $15.3 million in net retail sales driven by a decrease in stores globally, partially offset by a increase in e-commerce sales. This decrease in net sales was also attributed to a $13.7 million decrease in wholesale sales.
Gross Profit

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$3,647.1	73.5%	$3,553.8	72.2%	$93.3	2.6%
Kate Spade	900.1	63.4	912.0	63.1	(11.9)	(1.3)
Stuart Weitzman	167.7	59.6	184.6	58.1	(16.9)	(9.1)
Tapestry	$4,714.9	70.8	$4,650.4	69.6	$64.5	1.4
Gross profit increased 1.4% or $64.5 million to $4.71 billion in fiscal 2023 from $4.65 billion in fiscal 2022. Gross margin increased 120 basis points to 70.8% in fiscal 2023 from 69.6% in fiscal 2022. This increase in Gross margin was primarily attributed to lower freight costs, net pricing improvements and favorable geography mix, partially offset by unfavorable currency translation. Refer to "Current Macroeconomic Conditions and Outlook" and "Supply Chain and Logistics Challenges" herein, for further information.
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

Selling, General and Administrative Expenses

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach(1)	$2,117.2	42.7%	$2,079.9	42.3%	$37.3	1.8%
Kate Spade(1)	785.1	55.3	754.6	52.2	30.5	4.0
Stuart Weitzman(1)	174.4	62.0	182.8	57.5	(8.4)	(4.6)
Corporate(1)(2)	465.8	NA	457.3	NA	8.5	1.9
Tapestry	$3,542.5	53.1	$3,474.6	52.0	$67.9	2.0
SG&A expenses increased 2.0% or $67.9 million to $3.54 billion in fiscal 2023 as compared to $3.47 billion in fiscal 2022. As a percentage of net sales, SG&A expenses increased to 53.1% during fiscal 2023 as compared to 52.0% during fiscal 2022. Excluding items affecting comparability of $42.8 million in fiscal 2022, SG&A expenses increased 3.2% or $110.7 million to $3.54 billion from $3.43 billion in fiscal 2022. SG&A as a percentage of net sales increased 180 basis points to 53.1% compared to 51.3% in fiscal 2022. This increase in SG&A as a percentage of net sales was primarily due to higher information technology costs, increased occupancy costs, and higher marketing spend.
(1)In fiscal 2022, Coach, Kate Spade, Stuart Weitzman and Corporate incurred charges affecting comparability of $6.7 million, $5.9 million, $3.6 million and $26.6 million respectively. Excluding those items affecting comparability:
•Coach: SG&A expenses increased 2.1% or $44.0 million to $2.12 billion from $2.07 billion in fiscal 2022; and SG&A expenses as a percentage of net sales increased to 42.7% in fiscal 2023 from 42.1% in fiscal 2022.
•Kate Spade: SG&A expenses increased 4.9% or $36.4 million to $785.1 million from $748.7 million in fiscal 2022; and SG&A expenses as a percentage of net sales increased to 55.3% in fiscal 2023 from 51.8% in fiscal 2022.
•Stuart Weitzman: SG&A expenses decreased 2.7% or $4.8 million to $174.4 million from $179.2 million in fiscal 2022; and SG&A expenses as a percentage of net sales increased to 62.0% in fiscal 2023 from 56.4% in fiscal 2022.
•Corporate: SG&A expenses increased 8.2% or $35.1 million to $465.8 in fiscal 2023 as compared to $430.7 million in fiscal 2022.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,529.9	30.8%	$1,473.9	29.9%	$56.0	3.8%
Kate Spade	115.0	8.1	157.4	10.9	(42.4)	(27.0)
Stuart Weitzman	(6.7)	(2.4)	1.8	0.6	(8.5)	NM
Corporate	(465.8)	—	(457.3)	NA	(8.5)	(1.9)
Tapestry	$1,172.4	17.6	$1,175.8	17.6	$(3.4)	(0.3)
Operating income decreased $3.4 million to $1.17 billion during fiscal 2023 as compared to $1.18 billion in fiscal 2022. Operating margin remained even at 17.6% in fiscal 2023 as compared to 17.6% in fiscal 2022. Excluding items affecting comparability of $42.8 million in fiscal 2022, operating income decreased $46.2 million to $1.17 billion from $1.22 billion in fiscal 2022; and operating margin decreased 60 basis points to 17.6% in fiscal 2023 as compared to 18.2% in fiscal 2022. This decrease in operating margin was primarily attributed to a increase of 180 basis points in SG&A as a percentage of sales partially offset by a 120 basis points increase in gross margin.

•Coach Operating Income increased $56.0 million to $1.53 billion in fiscal 2023, resulting in an operating margin increase of 90 basis points to 30.8%, as compared to $1.47 billion and 29.9%, respectively in fiscal 2022. Excluding items affecting comparability, Coach operating income increased $49.3 million to $1.53 billion from $1.48 billion in fiscal 2022; and operating margin increased 70 basis points to 30.8% in fiscal 2023 as compared to 30.1% in fiscal 2022. This increase in operating margin was primarily attributed to a 130 basis points increase in gross margin, mainly due to lower freight costs and net pricing improvements, partially offset by unfavorable currency translation, and a 60 basis point increase in SG&A expenses as a percentage of net sales, mainly due to higher information technology costs and higher marketing spend, partially offset by a decrease in selling costs.
•Kate Spade Operating Income decreased $42.4 million to $115.0 million in fiscal 2023, resulting in an operating margin decrease of 280 basis points to 8.1%, as compared to 157.4 million and 10.9%, respectively in fiscal 2022. Excluding items affecting comparability, Kate Spade operating income decreased $48.3 million to $115.0 million from $163.3 million in fiscal 2022; and operating margin decreased 320 basis points to 8.1% in fiscal 2023 as compared to 11.3% in fiscal 2022. This decrease in operating margin was primarily attributed to a 350 basis points increase in SG&A expenses as a percentage of net sales, partially due to deleverage of expenses on lower net sales. This increase in SG&A expenses as a percentage of net sales was mainly due to an increase in selling and distribution costs, higher information technology costs and increased occupancy costs, partially offset by a 30 basis points increase in gross margin, mainly due to lower freight costs and favorable geography mix, partially offset by unfavorable currency translation, increased promotional activity and unfavorable channel mix.
•Stuart Weitzman Operating Loss increased $8.5 million to a loss of $6.7 million in fiscal 2023, resulting in an operating margin decrease of 300 basis points to (2.4)%, as compared to operating income of $1.8 million in fiscal 2022 and operating margin of 0.6%. Excluding items affecting comparability, Stuart Weitzman operating loss increased $12.1 million to an operating loss of $6.7 million from operating income of $5.4 million in fiscal 2022; and operating margin decreased 410 basis points to (2.4)% in fiscal 2023 as compared to 1.7% in fiscal 2022. This decrease in operating margin was primarily attributable to a 560 basis point increase in SG&A expenses as a percentage of net sales, partially due to deleverage of expenses on lower net sales. This increase in SG&A expenses as a percentage of net sales was mainly due to higher marketing spend, increased compensation costs, higher information technology costs and higher depreciation, partially offset by a 150 basis points increase in gross margin, primarily attributed to net pricing improvements and lower freight costs, partially offset by unfavorable currency translation.
•Corporate Operating Loss increased (1.9)% or $8.5 million to $465.8 million in fiscal 2023. Excluding items affecting comparability, Corporate operating loss increased $35.1 million to $465.8 million from $430.7 million in fiscal 2022. This increase in operating loss was attributed to an increase in SG&A expenses primarily due to higher information technology costs, higher professional fees, increased compensation costs and increased occupancy costs.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt in fiscal 2023 as compared to $53.7 million in fiscal 2022. This was primarily related to the premiums, amortization and fees associated with the partial tender of the company's 2027 senior notes and 2025 senior notes.
Interest Expense, net
Net interest expense decreased 53.0% or $31.1 million to $27.6 million in fiscal 2023 as compared to $58.7 million in fiscal 2022. This decrease in Interest expense, net was mainly due to the favorable impact of the net investment hedges, lower bond interest expense on senior notes, as well as higher interest income offset by higher interest on the term loan.
Other Expense (Income)
Other expense decreased $14.7 million to $1.7 million in fiscal 2023 as compared to an expense of $16.4 million in fiscal 2022. This decrease in other expense was related to a decrease in foreign exchange losses.
Provision for Income Taxes
The effective tax rate was 18.1% in fiscal 2023 as compared to 18.2% in fiscal 2022. Excluding items affecting comparability, the effective tax rate was 18.1% in fiscal 2022.
Net Income (Loss)
Net income increased $79.7 million to a net income of $936.0 million in fiscal 2023 as compared to a net income of $856.3 million in fiscal 2022. Excluding items affecting comparability, net income decreased $0.5 million to $936.0 million in fiscal 2023 from $936.5 million in fiscal 2022.

Net Income (Loss) per Share
Net income per diluted share was $3.88 in fiscal 2023 as compared to net income per diluted share of $3.17 in fiscal 2022. Excluding items affecting comparability, net income per diluted share increased $0.41 to $3.88 in fiscal 2023 from $3.47 in fiscal 2022, primarily due to higher net income and a decrease in shares outstanding.
FISCAL 2022 COMPARED TO FISCAL 2021
The comparison of fiscal 2022 to 2021 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended July 2, 2022, filed on August 18, 2022 within Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".
NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. There were no items affecting comparability during fiscal 2023. The reported SG&A expenses, operating income, loss on extinguishment of debt, provision for income taxes, net income and earnings per diluted share in fiscal 2022 reflect certain items, including Acceleration Program costs and debt extinguishment costs. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive temporary store closures resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the fiscal year ended July 1, 2023 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

FINANCIAL CONDITION
Cash Flows - Fiscal 2023 Compared to Fiscal 2022

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	Change
	(millions)
Net cash provided by (used in) operating activities	$975.2	$853.2	$122.0
Net cash provided by (used in) investing activities	5.7	(253.6)	259.3
Net cash provided by (used in) financing activities	(1,035.9)	(1,778.1)	742.2
Effect of exchange rate changes on cash and cash equivalents	(8.7)	(39.4)	30.7
Net increase (decrease) in cash and cash equivalents	$(63.7)	$(1,217.9)	$1,154.2
The Company’s cash and cash equivalents decreased by $63.7 million in fiscal 2023 compared to a decrease of $1.22 billion in fiscal 2022, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $122.0 million primarily due to changes in operating assets and liabilities of $149.9 million and higher net income of $79.7 million, partially offset by lower impact of non-cash adjustments of $107.6 million.
The $149.9 million change in our operating asset and liability balances was primarily driven by:
•Inventories were a source of cash of $49.9 million in fiscal 2023 as compared to a use of cash of $311.7 million in fiscal 2022, primarily driven by lower in-transits and receipts due to the strategic decision to pull back on receipts as well as normalization of lead times.
•Trade accounts receivable were a source of cash of $44.1 million in fiscal 2023 as compared to a use of cash of $96.0 million in fiscal 2022, primarily driven by higher wholesale sales in fiscal 2022 compared to fiscal 2021.
•Accounts payable were a use of cash of $98.1 million in fiscal 2023 as compared to a source of cash of $86.4 million in fiscal 2022, primarily driven by lower in-transit inventory and receipts compared to prior year due to the strategic decision to pull back on receipts.
•Accrued liabilities were a use of cash of $93.0 million in fiscal 2023 as compared to a use of cash of $16.1 million in fiscal 2022, primarily driven by a decrease in accruals for the Annual Incentive Plan, a decrease in accrued freight and duty, partially offset by an increase in accrued interest due to the net investment hedge and the timing of income tax payments.
•Other liabilities were a use of cash of $61.1 million in fiscal 2023 as compared to a use of cash of $9.2 million in fiscal 2022, primarily driven by lower long-term transition tax due to timing of payment schedule.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $5.7 million in fiscal 2023 compared to a use of cash of $253.6 million in fiscal 2022, resulting in a $259.3 million increase in net cash provided by investing activities.
The $5.7 million source of cash in fiscal 2023 is primarily due to proceeds from maturities and sales of investments of $148.0 million, settlement of net investment hedge of $41.9 million, partially offset by capital expenditures of $184.2 million.
The $253.6 million use of cash in fiscal 2022 is primarily due to purchases of investments of $540.4 million and capital expenditures of $93.9 million, partially offset by proceeds from maturities and sales of investments of $380.7 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $1.04 billion in fiscal 2023 as compared to a use of cash of $1.78 billion in fiscal 2022, resulting in a $742.2 million decrease in net cash used in financing activities.
The $1.04 billion use of cash in fiscal 2023 was primarily due to repurchase of common stock of $703.5 million, dividend payments of $283.3 million as well as taxes paid to net settle share-based awards of $55.6 million.
The $1.78 billion use of cash in fiscal 2022 was primarily due to repurchase of common stock of $1.60 billion, repayment of debt of $900.0 million, payment of dividends of $264.4 million and the payment of debt extinguishment costs of $50.7 million, partially offset by proceeds from debt, net of discount of $998.5 million.

Cash Flows - Fiscal 2022 Compared to Fiscal 2021
The comparison of fiscal 2022 to 2021 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended July 2, 2022, filed on August 18, 2022 within Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".
Working Capital and Capital Expenditures
As of July 1, 2023, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$726.1	$—	$726.1
Short-term investments(1)	15.4	—	15.4
Revolving Credit Facility(2)	1,250.0	—	1,250.0
Term Loan(2)	468.8	468.8	—
3.050% Senior Notes due 2032(3)	500.0	500.0	—
4.125% Senior Notes due 2027(3)	396.6	396.6	—
4.250% Senior Notes due 2025(3)	303.4	303.4	—
Total	$3,660.3	$1,668.8	$1,991.5

(1)    As of July 1, 2023, approximately 47.0% of our Cash and cash equivalents and Short-term investments were held outside the United States.
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
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of July 1, 2023.
The Term Loan includes a two-month delayed draw period from the closing date. On June 14, 2022 the Company drew down on the Term Loan to satisfy the Company’s remaining obligations under the 3.000% senior unsecured notes due 2022 and for general corporate purposes. The Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. As of July 1, 2023, $25.0 million of the Term Loan is included in Current debt on the Consolidated Balance Sheets. Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. Additionally, the Company will pay a ticking fee on the undrawn amount of the Term Loan. Refer to Note 12, "Debt," for further information on our existing debt instruments.

(3)    In December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes") and completed cash tender offers for $203.4 million and $296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In June 2017, the Company issued $600.0 million aggregate principal amount of 2027 Senior Notes. In March 2015, the Company issued $600.0 million aggregate principal amount of 2025 Senior Notes. Furthermore, the indentures for the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of July 1, 2023, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of July 1, 2023, there were 14 financial institutions participating in the Revolving Credit Facility and Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 14%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2023 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, and to financial, business and other factors, some of which are beyond the Company's control.
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
Total capital expenditures and cloud computing implementation costs were $260.8 million in fiscal 2023 as the Company continues to prioritize investing in digital capabilities. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Consolidated Balance Sheets.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including weather and macroeconomic events, and pandemics such as Covid-19.
Stock Repurchase Plan
On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of July 1, 2023 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. Refer to Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," for further information. During fiscal 2023, the Company repurchased $700 million worth of shares.

Contractual and Other Obligations
Firm Commitments
As of July 1, 2023, the Company's contractual obligations are as follows:

	Total	Fiscal 2024	Fiscal 2025 – 2026	Fiscal 2027 – 2028	Fiscal 2029 and Beyond
	(millions)
Capital expenditure & cloud computing implementation commitments	$20.4	$16.9	$3.5	$—	$—
Inventory purchase obligations	352.6	352.6	—	—	—
Operating lease obligations	1,947.6	376.7	536.1	348.3	686.5
Finance lease obligations	2.7	1.4	1.3	—	—
Debt repayment	1,668.8	25.0	353.4	790.4	500.0
Interest on outstanding debt(1)	345.8	74.0	130.8	80.0	61.0
Mandatory transition tax payments(2)	68.3	24.8	43.5	—	—
Other	187.5	102.9	81.7	2.9	—
Total	$4,593.7	$974.3	$1,150.3	$1,221.6	$1,247.5

(1)    Interest on outstanding debt includes fixed interest expenses for unsecured notes and variable interest expenses for the term loan. The estimated interest expenses associated with our term loan is based on the current interest rate as of July 1, 2023. Refer to Note 12, "Debt," for further information.
(2)    Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the Tax Legislation. Refer to Note 15, "Income Taxes," for further information.
We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing. Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $100.6 million as of July 1, 2023, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. Besides the firm commitments noted above, the above table excludes other amounts included in current liabilities in the Consolidated Balance Sheets at July 1, 2023 as these items will be paid within one year and certain long-term liabilities not requiring cash payments.
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into an Agreement and Plan of Merger by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited. Refer to Note 21, "Subsequent Event," herein for further information.
The Company intends to fund the acquisition through a combination of senior notes, term loans and excess Tapestry cash. Furthermore, on August 10, 2023, the Company entered into a bridge facility commitment letter pursuant to which Bank of America, N.A., BofA Securities, Inc. and Morgan Stanley Senior Funding, Inc. committed to provide up to $8.0 billion under a 364-day senior unsecured bridge loan facility to finance the acquisition.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees of $37.1 million as of July 1, 2023, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through calendar 2028.
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
At July 1, 2023, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At July 1, 2023, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2023, fiscal 2022 and fiscal 2021.
Based on the annual assessment in fiscal 2023, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2023 testing date exceeded their carrying values by approximately 20% and 40%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all channels, and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2024 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2023 net income.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of July 1, 2023 and July 2, 2022, forward currency contracts designated as cash flow hedges with a notional amount of $842.3 million and $41.5 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of July 1, 2023.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Japanese Yen. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of July 1, 2023 and July 2, 2022, the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $272.3 million and $274.1 million, respectively.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. Under the terms of our cross-currency swaps, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 2.4% to 2.7% in Euros and 0.1% to (0.3)% in Japanese Yen. We assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of July 1, 2023, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $185 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items. Refer to Note 10, "Derivative Investments and Hedging Activities," for additional information.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its $1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan entered into under the credit agreement dated May 11, 2022, the Term Loan, the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes (collectively the "Senior Notes") and investments.

Our exposure to changes in interest rates is primarily attributable to debt outstanding under the $1.25 Billion Revolving Credit Facility and $500.0 Million Term Loan (collectively, the "Credit Facilities"). Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the Gross Leverage Ratio. Borrowings under the Credit Facilities are subject to interest rate risk due to changes in SOFR. A hypothetical 10% change in the Credit Facilities' interest rates would have resulted in an immaterial change in interest expense in fiscal 2023.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At July 1, 2023, the fair value of the 2032 Senior Notes, 2027 Senior Notes and 2025 Senior Notes was approximately $399 million, $372 million and $295 million, respectively. At July 2, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes and 2025 Senior Notes was approximately $409 million, $383 million and $304 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the fiscal year-end covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2023 and concluded that it was effective at the reasonable assurance level.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of July 1, 2023 as included elsewhere herein.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended July 1, 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") and such information is incorporated by reference herein. The 2023 Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1) Financial Statements. For a list of financial statements filed as part of this report refer to “Index to Consolidated Financial Statements and Supplementary Information” which appears following the signature page below.
(2) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in this Form 10-K.
(3) Exhibits:
In reviewing agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations, warranties, covenants and conditions by or of each of the parties to the applicable agreement. These representations, warranties, covenants and conditions have been made solely for the benefit of the other parties to the applicable agreement and:
(i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
(ii) may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
(iii) may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors, or under federal securities law; and
(iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of August 10, 2023, by and among Tapestry, Inc., Sunrise Merger Sub, Inc. and Capri Holdings Limited, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 10, 2023 (File No. 001-16153)

3.1	Articles of Incorporation, dated June 1, 2000, which is incorporated herein by reference from Exhibit 3.1 of to the Registrant's Registration Statement on Form S-1 filed on June 16, 2000
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2005
3.6
Articles of Amendment to Charter of Tapestry, Inc., effective as of October 31, 2017, which is incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017

3.7
Amended and Restated Bylaws of Tapestry, Inc., effective as of October 31, 2017, which is incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2017

3.8	Bylaws of Tapestry, Inc., effective as of April 12, 2023, which is incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2023
4.1
Specimen Certificate for Common Stock of Tapestry, Inc. which is incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed on August 16, 2018

Exhibit	Description
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

Exhibit	Description
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

Exhibit	Description
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

10.40†	Letter Agreement, dated August 4, 2022, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2022
21.1*	List of Subsidiaries of Tapestry, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Company's Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Company's Chief Financial Officer
32.1*	Section 1350 Certification of the Company's Chief Executive Officer
32.2*	Section 1350 Certification of the Company's Chief Financial Officer
101.INS*	Inline XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
†    Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TAPESTRY, INC.

Date: August 17, 2023	By:	/s/ Joanne C. Crevoiserat
Name: Joanne C. Crevoiserat Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 17, 2023.

Signature	Title

/s/ Joanne C. Crevoiserat	Chief Executive Officer
Joanne C. Crevoiserat	(Principal Executive Officer)

/s/ Scott A. Roe	Chief Financial Officer
Scott A. Roe	(Principal Financial Officer)

/s/ Manesh B. Dadlani	Corporate Controller
Manesh B. Dadlani	(Principal Accounting Officer)

/s/ Anne Gates	Independent Chair, Board of Directors
Anne Gates

/s/ John P. Bilbrey	Director
John P. Bilbrey

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Denton	Director
David Denton

/s/ Johanna W. Faber	Director
Johanna W. Faber

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Alan Lau	Director
Alan Lau

/s/ Pam Lifford	Director
Pam Lifford

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of July 1, 2023 and July 2, 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 1, 2023, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2023 and July 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The fair values of the Kate Spade brand reporting unit and indefinite-lived brand, which are included in the Company's goodwill and intangible asset balances, respectively, as of the fiscal 2023 testing date exceeded their respective carrying values by approximately 20% and 40%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all channels, and other initiatives aimed at increasing profitability of the business.

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
•We tested the effectiveness of management’s controls over its Kate Spade goodwill and indefinite-lived brand intangible asset impairment evaluations, including controls over the forecasts of future Kate Spade revenue and profit margin, and the selection of the discount rate.
•We evaluated management’s ability to accurately forecast by comparing Kate Spade actual revenue and profit margin results to historical projections.
•We evaluated management’s Kate Spade revenue and profit margin projections over the projection period by comparing them with (1) internal communications to management and the Board of Directors, (2) peer companies, and (3) industry and market conditions.
•With the assistance of our fair value specialists, we evaluated the Kate Spade market approach, including evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculations, as well as benchmarking the selected multiples against these guideline public companies.
•We used the assistance of our fair value specialists to assess the acceptability of the weighting applied to value indications from different valuation techniques for Kate Spade.
•We used the assistance of our fair value specialists to assess the acceptability of the implied equity premium for Kate Spade. With respect to the market value of equity, we tested the calculations used in developing the respective market value of equity.
•We used the assistance of our fair value specialists in evaluating the Kate Spade fair value methodology and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations. Specific to the discount rate, we considered the inputs and calculations, and we developed a range of independent estimates and compared those to the respective discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 17, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of July 1, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements and financial statement schedule as of and for the year ended July 1, 2023, of the Company and our report dated August 17, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 17, 2023

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	July 1, 2023	July 2, 2022
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$726.1	$789.8
Short-term investments	15.4	163.4
Trade accounts receivable, less allowances for credit losses of $5.8 and $3.7, respectively	211.5	252.3
Inventories	919.5	994.2
Income tax receivable	231.1	217.2
Prepaid expenses	126.3	105.2
Other current assets	133.6	51.7
Total current assets	2,363.5	2,573.8
Property and equipment, net	564.5	544.4
Operating lease right-of-use assets	1,378.7	1,281.6
Goodwill	1,227.5	1,241.5
Intangible assets	1,360.1	1,366.6
Deferred income taxes	40.4	47.9
Other assets	182.1	209.5
Total assets	$7,116.8	$7,265.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$416.9	$520.7
Accrued liabilities	547.1	628.2
Current portion of operating lease liabilities	297.5	288.7
Current debt	25.0	31.2
Total current liabilities	1,286.5	1,468.8
Long-term debt	1,635.8	1,659.2
Long-term operating lease liabilities	1,333.7	1,282.3
Deferred income taxes	240.0	221.7
Long-term income taxes payable	43.5	95.3
Other liabilities	299.5	252.5
Total liabilities	4,839.0	4,979.8

See Note 13 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value) issued and outstanding – 227.4 million and 241.2 million shares, respectively	2.3	2.4
Additional paid-in-capital	3,682.2	3,620.2
Retained earnings (accumulated deficit)	(1,216.8)	(1,166.2)
Accumulated other comprehensive income (loss)	(189.9)	(170.9)
Total stockholders’ equity	2,277.8	2,285.5
Total liabilities and stockholders’ equity	$7,116.8	$7,265.3
 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
	(millions, except per share data)
Net sales	$6,660.9	$6,684.5	$5,746.3
Cost of sales	1,946.0	2,034.1	1,664.4
Gross profit	4,714.9	4,650.4	4,081.9
Selling, general and administrative expenses	3,542.5	3,474.6	3,113.9
Operating income (loss)	1,172.4	1,175.8	968.0
Loss on extinguishment of debt	—	53.7	—
Interest expense, net	27.6	58.7	71.4
Other expense (income)	1.7	16.4	(0.7)
Income (loss) before provision for income taxes	1,143.1	1,047.0	897.3
Provision for income taxes	207.1	190.7	63.1
Net income (loss)	$936.0	$856.3	$834.2
Net income (loss) per share:
Basic	$3.96	$3.24	$3.00
Diluted	$3.88	$3.17	$2.95
Shares used in computing net income (loss) per share:
Basic	236.4	264.3	277.9
Diluted	241.3	270.1	283.0

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
	(millions)
Net income (loss)	$936.0	$856.3	$834.2
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	37.2	(1.6)	(1.8)
Unrealized gains (losses) on available-for-sale investments, net	0.5	(0.5)	—
Foreign currency translation adjustments	(56.7)	(96.8)	22.0
Other comprehensive income (loss), net of tax	(19.0)	(98.9)	20.2
Comprehensive income (loss)	$917.0	$757.4	$854.4

 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4
Net income (loss)	—	—	—	834.2	—	834.2
Other comprehensive income (loss)	—	—	—	—	20.2	20.2
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.3	—	53.6	—	—	53.6
Share-based compensation	—	—	74.9	—	—	74.9
Balance at July 3, 2021	279.5	2.8	3,487.0	(158.5)	(72.0)	3,259.3
Net income (loss)	—	—	—	856.3	—	856.3
Other comprehensive income (loss)	—	—	—	—	(98.9)	(98.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.7	—	43.8	—	—	43.8
Share-based compensation	—	—	89.4	—	—	89.4
Repurchase of common stock	(42.0)	(0.4)	—	(1,599.6)	—	(1,600.0)
Dividends declared ($1.00 per share)	—	—	—	(264.4)	—	(264.4)
Balance at July 2, 2022	241.2	2.4	3,620.2	(1,166.2)	(170.9)	2,285.5
Net income (loss)	—	—	—	936.0	—	936.0
Other comprehensive income (loss)	—	—	—	—	(19.0)	(19.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	4.0	0.1	(16.8)	—	—	(16.7)
Share-based compensation	—	—	78.8	—	—	78.8
Repurchase of common stock, including excise tax	(17.8)	(0.2)	—	(703.3)	—	(703.5)
Dividends declared ($1.20 per share)	—	—	—	(283.3)	—	(283.3)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
	(millions)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$936.0	$856.3	$834.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	182.2	195.3	218.7
Covid-19 related impairment charges	—	—	45.8
Provision for bad debt	5.7	19.9	2.8
Loss on extinguishment of debt	—	53.7	—
Share-based compensation	78.8	72.2	64.1
Acceleration program charges	—	14.8	5.1
Deferred income taxes	41.2	29.9	52.6
Changes to lease related balances, net	(36.0)	(53.4)	(125.6)
Gain on sale of building	—	—	(13.2)
Gain on deferred purchase price	—	—	(12.5)
Other non-cash charges, net	(15.8)	31.3	21.4
Changes in operating assets and liabilities:
Trade accounts receivable	44.1	(96.0)	(9.6)
Inventories	49.9	(311.7)	32.2
Other liabilities	(61.1)	(9.2)	(16.8)
Accounts payable	(98.1)	86.4	307.3
Accrued liabilities	(93.0)	(16.1)	140.3
Other assets	(58.7)	(20.2)	(223.1)
Net cash provided by (used in) operating activities	975.2	853.2	1,323.7
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(184.2)	(93.9)	(116.0)
Purchases of investments	(6.7)	(540.4)	(0.7)
Proceeds from maturities and sales of investments	154.7	380.7	1.8
Proceeds from sale of building	—	—	23.9
Settlement of net investment hedge	41.9	—	—
Net cash provided by (used in) investing activities	5.7	(253.6)	(91.0)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(283.3)	(264.4)	—
Repurchase of common stock	(703.5)	(1,600.0)	—
Proceeds from issuance of debt, net of discount	—	998.5	—
Payment of initial debt costs	—	(4.6)	—
Payment of debt extinguishment costs	—	(50.7)	—
Repayment of debt	(31.2)	(900.0)	(11.5)
Proceeds from share-based awards	38.8	74.7	61.2
Repayment of revolving credit facility	—	—	(700.0)
Taxes paid to net settle share-based awards	(55.6)	(30.6)	(7.5)
Other financing activity	(1.1)	(1.0)	(8.2)
Net cash provided by (used in) financing activities	(1,035.9)	(1,778.1)	(666.0)
Effect of exchange rate changes on cash and cash equivalents	(8.7)	(39.4)	14.7
Net (decrease) increase in cash and cash equivalents	(63.7)	(1,217.9)	581.4
Cash and cash equivalents at beginning of year	789.8	2,007.7	1,426.3
Cash and cash equivalents at end of year	$726.1	$789.8	$2,007.7
Supplemental information:
Cash paid for income taxes, net	$231.9	$179.7	$251.8
Cash paid for interest	$82.6	$67.8	$69.7
Non-cash investing activity – property and equipment obligations	$11.0	$6.7	$14.4
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
The Coach segment includes global sales of primarily Coach brand products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third-party distributors.
The Kate Spade segment includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third-party distributors.
The Stuart Weitzman segment includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, sales to wholesale customers, through e-commerce sites and through independent third-party distributors.
2. BASIS OF PRESENTATION AND ORGANIZATION
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended July 1, 2023 (“fiscal 2023”) was a 52-week period. The fiscal year ended July 2, 2022 (“fiscal 2022”) was a 52-week period and the fiscal year ended July 3, 2021 (“fiscal 2021”) was a 53-week period. The fiscal year ending June 29, 2024 (“fiscal 2024”) will be a 52-week period.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends have improved. The Company continues to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated over ten to 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years, and software and computer equipment is generally depreciated over lives of three to seven years. Implementation costs eligible for capitalization related to cloud computing arrangements that are a service contract are recorded within Prepaid expenses and Other assets in the Consolidated Balance Sheets and amortized as Selling, general and administrative ("SG&A") expense in the Consolidated Statement of Operations over the term of the associated hosting arrangement. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as Property and equipment and Operating lease right-of-use ("ROU") assets are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $7.2 million and $4.0 million of impairment charges in fiscal 2023 and fiscal 2022, respectively.
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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount. The Company determined that there was no impairment in fiscal 2023 or fiscal 2022.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2023 and fiscal 2022, the Company had asset retirement obligations of $53.7 million and $48.8 million, respectively, primarily classified within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Shipping and Handling
Shipping and handling costs for delivery of products to consumers were $217.0 million, $230.8 million and $178.6 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within Cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in Cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as digital and other media and production costs. In fiscal 2023, fiscal 2022 and fiscal 2021, advertising expenses for the Company totaled $570.7 million, $551.6 million and $395.2 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from July 2023 to March 2025. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. The maturity date of most instruments held as of July 1, 2023 are in August 2023, and such contracts are typically renewed upon maturity if the related balance has not been settled. The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from April 2025 to March 2032.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50)", which is intended to enhance the transparency of supplier finance programs. The ASU requires the buyer in a supplier finance program to disclose sufficient information about the program in order to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2024. Early adoption is permitted. The Company does not expect that the adoption of ASU 2022-04 will have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended July 1, 2023.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2023
Coach	$3,037.5	$896.7	$752.9	$273.3	$4,960.4
Kate Spade	1,142.8	47.9	140.4	87.8	1,418.9
Stuart Weitzman	180.0	71.2	1.8	28.6	281.6
Total	$4,360.3	$1,015.8	$895.1	$389.7	$6,660.9

Fiscal 2022
Coach	$3,102.8	$892.2	$691.3	$235.0	$4,921.3
Kate Spade	1,156.7	41.7	139.0	108.1	1,445.5
Stuart Weitzman	189.9	92.7	0.4	34.7	317.7
Total	$4,449.4	$1,026.6	$830.7	$377.8	$6,684.5

Fiscal 2021
Coach	$2,466.3	$930.6	$666.3	$189.9	$4,253.1
Kate Spade	936.7	55.2	134.7	83.4	1,210.0
Stuart Weitzman	139.4	108.3	4.0	31.5	283.2
Total	$3,542.4	$1,094.1	$805.0	$304.8	$5,746.3

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, Singapore, South Korea, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of July 1, 2023 and July 2, 2022 was $43.0 million and $41.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended July 1, 2023, net sales of $23.5 million were recognized from amounts recorded as deferred revenue as of July 2, 2022. For the fiscal year ended July 2, 2022, net sales of $16.8 million were recognized from amounts recorded as deferred revenue as of July 3, 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

5. RESTRUCTURING ACTIVITIES
Acceleration Program
During fiscal 2020, the Company embarked on a strategic growth plan after undergoing a review of its business under its multi-year growth agenda. This multi-faceted, multi-year strategic growth plan (the "Acceleration Program") reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and share-based compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Since inception in fiscal 2020 until the completion of the program in fiscal 2022, the Company incurred total pre-tax charges of $219.4 million. The Company did not incur any charges related to the Acceleration Program in fiscal 2023.
During the fiscal year ended July 2, 2022, the Company incurred charges of $42.8 million, all of which was recorded within SG&A expenses. Of the $42.8 million recorded within SG&A, $26.6 million was recorded within Corporate, $6.7 million was recorded within the Coach segment, $5.9 million was recorded within the Kate Spade segment and $3.6 million was recorded within the Stuart Weitzman segment.
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
A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	$16.6	$5.9	$67.1	$89.6
Cash payments	(38.2)	(11.9)	(36.6)	(86.7)
Non-cash charges	—	5.8	(10.9)	(5.1)
Liability balance as of July 3, 2021	$3.3	$0.3	$22.5	$26.1
Fiscal 2022 charges	$0.5	$3.9	$38.4	$42.8
Cash payments	(2.7)	(6.4)	(38.2)	(47.3)
Non-cash charges	—	2.4	(17.2)	(14.8)
Liability balance as of July 2, 2022	$1.1	$0.2	$5.5	$6.8
Fiscal 2023 charges	$—	$—	$—	$—
Cash payments	(1.1)	(0.2)	(5.5)	(6.8)
Non-cash charges	—	—	—	—
Liability balance as of July 1, 2023	$—	$—	$—	$—

(1)    Organization-related charges, recorded within SG&A expenses, primarily relates to severance and other related costs.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

(2)    Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities, establishing inventory reserves, accelerated depreciation and severance.
(3)    Other charges, recorded within SG&A, primarily relates to share-based compensation and professional fees.
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$(72.0)
Other comprehensive income (loss) before reclassifications	(4.2)	(0.5)	(96.8)	(101.5)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(2.6)	—	—	(2.6)
Net current-period other comprehensive income (loss)	(1.6)	(0.5)	(96.8)	(98.9)
Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)
Other comprehensive income (loss) before reclassifications	32.0	0.5	(56.7)	(24.2)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(5.2)	—	—	(5.2)
Net current-period other comprehensive income (loss)	37.2	0.5	(56.7)	(19.0)
Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(2.9) million and $0.9 million as of July 1, 2023 and July 2, 2022, respectively. The amounts reclassified from AOCI are net of tax of $1.1 million and $0.8 million as of July 1, 2023 and July 2, 2022, respectively.
(2)    The ending balances of AOCI related to foreign currency translation adjustments includes a loss of $55.7 million and $7.6 million, net of tax of $(0.8) million and $(11.4) million, as of July 1, 2023 and July 2, 2022, respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign
7. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	July 1, 2023	July 2, 2022	July 3, 2021
	(millions)
Share-based compensation expense(1)	$78.8	$89.4	$74.9
Income tax benefit related to share-based compensation expense	12.9	15.2	12.9

(1)    There was no share-based compensation expense under the Acceleration program during fiscal year ended July 1, 2023. During the fiscal year ended July 2, 2022, the Company incurred $17.2 million of share-based compensation expense related to Acceleration Program. During the fiscal year ended July 3, 2021, the Company incurred $10.8 million of share-based compensation expense related to its Acceleration Program. Refer to Note 5, "Restructuring Activities," for further information.

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
Stock Options
A summary of stock option activity during the fiscal year ended July 1, 2023 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at July 2, 2022	10.0	$34.52
Granted	1.1	35.42
Exercised	(1.4)	26.18
Forfeited or expired	(1.0)	50.17
Outstanding at July 1, 2023	8.7	34.02	5.3	$90.4
Vested and expected to vest at July 1, 2023	8.6	34.08	5.3	89.1
Exercisable at July 1, 2023	5.8	36.52	4.1	49.3
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	July 1, 2023	July 2, 2022	July 3, 2021
Expected term (years)	4.9	5.0	5.1
Expected volatility	48.6%	46.9%	48.8%
Risk-free interest rate	3.3%	0.8%	0.3%
Dividend yield	3.4%	2.4%	—%
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
The weighted-average grant-date fair value of options granted during fiscal 2023, fiscal 2022 and fiscal 2021 was $12.04, $13.94 and $7.54, respectively. The total intrinsic value of options exercised during fiscal 2023, fiscal 2022 and fiscal 2021 was $19.5 million, $17.5 million and $17.0 million, respectively. The total cash received from option exercises was $34.9 million, $71.3 million and $58.1 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $3.9 million, $3.7 million and $3.7 million, respectively.
At July 1, 2023, $17.7 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.4 years.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended July 1, 2023 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 2, 2022	6.4	$25.15
Granted	2.5	35.53
Vested	(2.4)	25.61
Forfeited	(0.6)	28.17
Non-vested at July 1, 2023	5.9	28.69
At July 1, 2023, $95.7 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2023, fiscal 2022 and fiscal 2021 was $35.53, $41.70 and $16.40, respectively. The total fair value of shares vested during fiscal 2023, fiscal 2022 and fiscal 2021 was $88.0 million, $92.5 million and $26.3 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended July 1, 2023 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 2, 2022	1.2	$23.52
Granted	0.4	35.46
Change due to performance condition achievement	0.8	17.35
Vested	(1.7)	17.09
Forfeited	—	—
Non-vested at July 1, 2023	0.7	$38.27
At July 1, 2023, $16.0 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 years.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2023, fiscal 2022 and fiscal 2021 was $35.46, $41.86 and $16.83, respectively. The total fair value of awards that vested during fiscal 2023, fiscal 2022 and fiscal 2021 was $60.4 million, $0.0 million and $3.7 million, respectively.
PRSUs are subject to a two-year and three-year cliff vesting contingent on the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2023, fiscal 2022 and fiscal 2021, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $29.5 million, $17.4 million and $6.2 million, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.1 million and 0.2 million shares to employees in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Expected term (years)	0.5	0.5	0.5
Expected volatility	38.2%	38.2%	81.6%
Risk-free interest rate	3.3%	0.1%	0.1%
Dividend yield	3.1%	1.5%	—%
The weighted-average fair value of the purchase rights granted during fiscal 2023, fiscal 2022 and fiscal 2021 was $9.30, $10.71 and $7.39, respectively. The Company issues new shares for employee stock purchases.
8. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of July 1, 2023 and July 2, 2022:

	July 1, 2023			July 2, 2022
	Short-term	Long-term(3)	Total	Short-term	Long-term(3)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$59.6	$—	$59.6
Government securities – U.S.(2)	—	—	—	39.4	—	39.4
Corporate debt securities – U.S.(2)	—	—	—	55.2	—	55.2
Total Available-for-sale investments	$—	$—	$—	$154.2	$—	$154.2
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	14.8	1.3	16.1	8.6	0.1	8.7
Total Investments	$15.4	$1.3	$16.7	$163.4	$0.1	$163.5

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities as of period end have maturity dates during their respective following fiscal years and are recorded at fair value.
(3)Long-term investments are presented within Other assets on the Consolidated Balance Sheets.
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the periods ended July 1, 2023 and July 2, 2022.

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company's Consolidated Balance Sheets as of July 1, 2023 and July 2, 2022:

	July 1, 2023	July 2, 2022	Location Recorded on the Consolidated Balance Sheets
	(millions)
Assets:
Operating leases	$1,378.7	$1,281.6	Operating lease right-of-use assets
Finance leases	1.2	1.9	Property and equipment, net
Total lease assets	$1,379.9	$1,283.5
Liabilities:
Operating leases:
Current lease liabilities	$297.5	$288.7	Current portion of operating lease liabilities
Long-term lease liabilities	1,333.7	1,282.3	Long-term operating lease liabilities
Total operating lease liabilities	$1,631.2	$1,571.0
Finance leases:
Current lease liabilities	$1.2	$1.1	Accrued liabilities
Long-term lease liabilities	1.2	2.4	Other liabilities
Total finance lease liabilities	$2.4	$3.5

Total lease liabilities	$1,633.6	$1,574.5

The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Consolidated Statement of Operations for the fiscal year ended July 1, 2023 and July 2, 2022:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$1.1	$0.9
Interest on lease liabilities(1)	0.3	0.5
Total finance lease cost	1.4	1.4
Operating lease cost	323.1	331.9
Short-term lease cost	29.8	23.5
Variable lease cost(2)	209.6	203.0
Operating lease right-of-use impairment	1.3	0.9
Less: sublease income	(18.1)	(19.7)
Total net lease cost	$547.1	$541.0

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Consolidated Statement of Operations.
(2)    Rent concessions negotiated related to Covid-19 are recorded in variable lease cost.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the fiscal year ended July 1, 2023 and July 2, 2022:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$387.8	$418.3
Operating cash flows from finance leases	0.3	0.5
Financing cash flows from finance leases	1.1	0.9
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	390.7	111.7
Right-of-use assets obtained in exchange for finance lease liabilities	—	—
The following table provides a maturity analysis of the Company's lease liabilities recorded on the Consolidated Balance Sheets as of July 1, 2023:

	July 1, 2023
	Operating Leases	Finance Leases	Total
	(millions)
Fiscal 2024	$365.7	$1.4	$367.1
Fiscal 2025	296.4	1.3	297.7
Fiscal 2026	239.7	—	239.7
Fiscal 2027	201.8	—	201.8
Fiscal 2028	146.5	—	146.5
Fiscal 2029 and thereafter	686.5	—	686.5
Total lease payments	1,936.6	2.7	1,939.3
Less: imputed interest	(305.4)	(0.3)	(305.7)
Total lease liabilities	$1,631.2	$2.4	$1,633.6
The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of July 1, 2023 are as follows:

July 1, 2023
(millions)
Fiscal 2024	$17.7
Fiscal 2025	17.3
Fiscal 2026	14.8
Fiscal 2027	14.8
Fiscal 2028	14.8
Fiscal 2029 and thereafter	127.5
Total sublease income	$206.9

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Consolidated Balance Sheets as of July 1, 2023 and July 2, 2022:

	July 1, 2023	July 2, 2022
Weighted average remaining lease term (years):
Operating leases	8.3	8.0
Finance leases	1.9	2.9
Weighted average discount rate:
Operating leases	4.2%	3.9%
Finance leases	11.3%	11.3%
Additionally, the Company had approximately $11.0 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of July 1, 2023.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following tables provide information related to the Company's derivative instruments recorded on the Company's Consolidated Balance Sheets as of July 1, 2023 and July 2, 2022:

	Notional Value		Derivative Assets			Derivative Liabilities
Designated Derivative Hedging Instruments				Fair Value			Fair Value
	July 1, 2023	July 2, 2022	Classification on the Consolidated Balance Sheets	July 1, 2023	July 2, 2022	Classification on the Consolidated Balance Sheets	July 1, 2023	July 2, 2022
	(millions)
FC - Inventory purchases(1)	$842.3	$41.5	Other Current Assets	$38.6	$—	Accrued Liabilities	$0.1	$2.7
FC - Intercompany liabilities and loans(2)	272.3	274.1	Other Current Assets	0.4	0.4	Accrued Liabilities	0.2	0.5
CCS - Net investment hedges(3)	1,200.0	1,200.0	Other Assets	13.1	47.8	Other Liabilities	90.5	44.0
Total Hedges	$2,314.6	$1,515.6		$52.1	$48.2		$90.8	$47.2

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Consolidated Financial Statements for the fiscal years ended July 1, 2023, July 2, 2022 and July 3, 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
	(millions)
Cash flow hedges:
Inventory purchases(1)	$34.7	$(5.6)	$(7.2)
Total cash flow hedges	$34.7	$(5.6)	$(7.2)
Other:
Net investment hedges	(58.7)	3.8	0.0
Total other	$(58.7)	$3.8	$0.0
Total hedges	$(24.0)	$(1.8)	$(7.2)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Fiscal Year Ended
		July 1, 2023	July 2, 2022	July 3, 2021
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$(6.3)	$(3.4)	$(4.9)
Total hedges		$(6.3)	$(3.4)	$(4.9)

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
The Company expects that $25.5 million of net derivative gains included in Accumulated other comprehensive income at July 1, 2023 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps used as a net investment hedges under the spot method. This results in the cross-currency basis spread being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in interest expense in the Company’s consolidated statements of operations. Accordingly, the Company recorded net interest income of $28.5 million and $2.2 million during fiscal 2023 and fiscal 2022, respectively.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at July 1, 2023 and July 2, 2022:

	Level 1		Level 2
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(millions)
Assets:
Cash equivalents(1)	$155.7	$99.1	$11.9	$10.9
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	—	59.6
Government securities - U.S.(2)	—	39.4	—	—
Corporate debt securities - U.S.(2)	—	—	—	55.2
Other	—	—	14.8	8.6
Long-term investments:
Other	—	—	1.3	0.1
Derivative Assets:
Inventory-related instruments(3)	—	—	38.6	—
Net investment hedges(3)	—	—	13.1	47.8
Intercompany loans and payables(3)	—	—	0.4	0.4
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$0.1	$2.7
Net investment hedges(3)	—	—	90.5	44.0
Intercompany loans and payables(3)	—	—	0.2	0.5

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
During the fiscal year ended July 1, 2023, the Company recorded $5.9 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the fiscal year ended July 2, 2022, the Company recorded $3.1 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

During the fiscal year ended July 1, 2023, the Company recorded $1.3 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values. During the fiscal year ended July 2, 2022, the Company recorded $0.9 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
The fair value of store assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	July 1, 2023	July 2, 2022
	(millions)
Current Debt:
Term Loan	$25.0	$31.2
Total Current Debt	$25.0	$31.2

Long-Term Debt:
Term Loan	$443.8	$468.8
3.050% Senior Notes due 2032	500.0	500.0
4.125% Senior Notes due 2027	396.6	396.6
4.250% Senior Notes due 2025	303.4	303.4
Total Long-Term Debt	1,643.8	1,668.8
Less: Unamortized Discount and Debt Issuance Costs on Senior Notes	(8.0)	(9.6)
Total Long-Term Debt, net	$1,635.8	$1,659.2
During fiscal 2023, 2022 and 2021 the Company recognized interest expense related to the outstanding debt of $72.8 million, $68.8 million and $73.5 million, respectively.
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
Borrowings under the $1.25 Billion Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the $1.25 Billion Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The $1.25 Billion Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). There were no outstanding borrowings on the $1.25 Billion Revolving Credit Facility as of July 1, 2023.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
At July 1, 2023, the fair value of the 2032, 2027, and 2025 Senior Notes was approximately $399.5 million, $371.7 million, and $295.1 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At July 2, 2022, the fair value of the 2032, 2027 and 2025 Senior Notes was approximately $409.0 million, $383.0 million and $304.1 million, respectively.
Capri Holdings Limited Acquisition
Subsequent to the fiscal 2023 year end, on August 10, 2023, the Company entered into an Agreement and Plan of Merger by and among the Company, Sunrise Merger Sub Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited. In addition, on August 10, 2023 the Company entered into a bridge facility commitment letter pursuant to which Bank of America, N.A., BofA Securities, Inc. and Morgan Stanley Senior Funding, Inc. committed to provide a $8.0 billion 364-day senior unsecured bridge loan facility to finance the acquisition. The commitment thereunder is subject to customary conditions.
Refer to Note 21, "Subsequent Event", for further information.
Debt Maturities
As of July 1, 2023 the debt maturities for the next five fiscal years and thereafter are as follows:

Principal
(millions)
2024	$25.0
2025	328.4
2026	25.0
2027	393.8
2028	396.6
Thereafter	500.0
Total	$1,668.8
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $37.1 million and $37.8 million outstanding at July 1, 2023 and July 2, 2022, respectively. The agreements, which expire at various dates through calendar 2028, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $68.3 million related to the remaining obligation on the Transition Tax. Refer to Note 15, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of July 1, 2023, including $352.6 million related to inventory purchase obligations, $20.4 million related to capital expenditure and cloud computing implementation commitments, $187.5 million of other purchase obligations, $1.7 billion of debt repayments, $2.7 million of finance lease obligations and $345.8 million of interest payments on the outstanding debt. Refer to Note 9, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, such as to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company's control, contract disputes, insurance claims and litigation, including wage and hour litigation, with present or former employees.
Although the Company's litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages, the Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or consolidated financial statements.
Capri Holdings Limited Acquisition
Subsequent to the fiscal 2023 year end, on August 10, 2023, the Company entered into an Agreement and Plan of Merger by and among the Company, Sunrise Merger Sub Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited. Refer to Note 21, "Subsequent Event", for further information.
14. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.
The estimated fair value of the Company’s reporting units are based on a weighted average of the income and market approaches. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline companies. The approach, which qualifies as Level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments, including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates and valuation multiples derived from comparable publicly traded companies. The Company determined there was no impairment in fiscal 2023 and fiscal 2022 based on the annual assessment and no events occurring that would more likely than not reduce the fair value below its carrying amount.
Goodwill
The change in the carrying amount of the Company’s Goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman (1)	Total
	(millions)
Balance at July 3, 2021	$656.3	$641.0	$—	$1,297.3
Foreign exchange impact	(47.2)	(8.6)	—	(55.8)
Balance at July 2, 2022	609.1	632.4	—	1,241.5
Foreign exchange impact	(11.6)	(2.4)	—	(14.0)
Balance at July 1, 2023	$597.5	$630.0	$—	$1,227.5

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of July 1, 2023, July 2, 2022 and July 3, 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended
	July 1, 2023			July 2, 2022
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(50.0)	$50.3	$100.3	$(43.5)	$56.8
Total intangible assets subject to amortization	100.3	(50.0)	50.3	100.3	(43.5)	56.8
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(50.0)	$1,360.1	$1,410.1	$(43.5)	$1,366.6

Amortization expense for the Company’s definite-lived intangible assets was $6.5 million and $6.6 million for fiscal 2023 and fiscal 2022, respectively.
As of July 1, 2023, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal 2024	$6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Fiscal 2028	6.5
Thereafter	17.8
Total	$50.3
The expected future amortization expense above reflects remaining useful lives ranging from approximately 6.8 to 9.0 for customer relationships.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		July 3, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States(1)	$421.5	36.9%	$392.0	37.4%	$341.0	38.0%
Foreign	721.6	63.1	655.0	62.6	556.3	62.0
Total income before provision for income taxes	$1,143.1	100.0%	$1,047.0	100.0%	$897.3	100.0%

Tax expense at U.S. statutory rate	$240.0	21.0%	$219.9	21.0%	$188.4	21.0%
State taxes, net of federal benefit	23.2	2.0	15.8	1.5	18.0	2.0
Effects of foreign operations(2)	4.3	0.4	(3.5)	(0.3)	6.5	0.7
Effects of tax credits and reorganization(3)	(61.3)	(5.4)	(49.8)	(4.8)	(94.5)	(10.5)
Change in state valuation allowance	—	—	—	—	11.5	1.3
Impact of net operating loss carryback	—	—	—	—	(65.4)	(7.3)
Other, net	0.9	0.1	8.3	0.8	(1.4)	(0.2)
Taxes at effective worldwide rates	$207.1	18.1%	$190.7	18.2%	$63.1	7.0%

(1)The United States jurisdiction includes foreign pre-tax earnings allocated to the Company from its interest in a foreign partnership.
(2)This includes the tax related to the Global Intangible Low-Taxed Income ("GILTI"). The Company has elected to account for the tax associated with GILTI as a period cost, and accordingly, the Company has not recorded deferred taxes associated with GILTI.
(3)    Fiscal 2021 is comprised primarily of $60.9 million of U.S. federal foreign tax credits generated in fiscal 2021.
Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		July 3, 2021
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$111.6	$24.7	$104.0	$13.9	$(80.0)	$57.3
Foreign	48.0	3.6	46.6	11.2	63.8	(9.4)
State	6.3	12.9	10.7	4.3	26.7	4.7
Total current and deferred tax provision (benefit)	$165.9	$41.2	$161.3	$29.4	$10.5	$52.6

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets and liabilities were:

	July 1, 2023	July 2, 2022
	(millions)
Share-based compensation	$21.8	$26.1
Reserves not deductible until paid	45.9	51.1
Employee benefits	23.1	36.7
Net operating loss	47.7	74.7
Other	67.2	19.6
Inventory	23.4	28.8
Lease liability	348.6	335.3
Gross deferred tax assets	577.7	572.3
Valuation allowance	34.3	51.6
Deferred tax assets after valuation allowance	$543.4	$520.7

Goodwill	64.4	69.1
Other intangibles	306.0	309.6
Property and equipment	24.8	11.3
Foreign investments	44.8	23.5
Right-of-use	302.1	280.4
Prepaid expenses	0.9	0.6
Gross deferred tax liabilities	743.0	694.5
Net deferred tax (liabilities) assets	$(199.6)	$(173.8)

Consolidated Balance Sheets Classification
Deferred income taxes – non-current asset	40.4	47.9
Deferred income taxes – non-current liability	(240.0)	(221.7)
Net deferred tax (liabilities) assets	$(199.6)	$(173.8)
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	July 1, 2023	July 2, 2022	July 3, 2021
	(millions)
Balance at beginning of fiscal year	$96.1	$111.4	$88.5
Gross increase due to tax positions related to prior periods	4.3	1.6	38.3
Gross decrease due to tax positions related to prior periods	(7.7)	(11.7)	(9.4)
Gross increase due to tax positions related to current period	5.2	7.4	6.8
Decrease due to lapse of statutes of limitations	(6.1)	(10.9)	(12.0)
Decrease due to settlements with taxing authorities	—	(1.7)	(0.8)
Balance at end of fiscal year	$91.8	$96.1	$111.4
Of the $91.8 million ending gross unrecognized tax benefit balance as of July 1, 2023, $87.1 million relates to items which, if recognized, would impact the effective tax rate. Of the $96.1 million ending gross unrecognized tax benefit balance as of July 2, 2022, $88.3 million relates to items which, if recognized, would impact the effective tax rate. As of July 1, 2023 and July 2, 2022, gross interest and penalties payable was $10.3 million and $8.2 million, respectively, which are included in Other liabilities. During fiscal 2023, fiscal 2022 and fiscal 2021, the Company recognized gross interest and penalty expense of $2.3 million, gross interest and penalty income of $1.5 million and gross interest and penalty expense of $0.8 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2018 to present are open to examination in the U.S. federal jurisdiction, fiscal 2016 to present in select state jurisdictions and fiscal 2016 to present in select foreign jurisdictions. The Company is currently under U.S. federal audit for fiscal 2018 to 2020. The IRS is examining carryback claims to fiscal 2014 through fiscal 2019 as part of Joint Committee procedures for tax refund claims. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of July 1, 2023, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $547.2 million and tax loss carryforwards of various foreign jurisdictions of $80.6 million. As of July 2, 2022, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $706 million and tax loss carryforwards of various foreign jurisdictions of $123.9 million. The state net operating loss carryforwards generally start to expire in fiscal 2024. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $34.3 million as of July 1, 2023 and $51.6 million as of July 2, 2022.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of July 1, 2023 and July 2, 2022 was $835.1 million and $747.6 million, respectively. The Company intends to distribute $708.1 million of earnings that were previously subject to U.S. Federal Tax and has recorded a deferred tax liability of $2.4 million during fiscal 2023 for U.S. state taxes and foreign withholding taxes related to the future distribution. Based on the Company's current analysis, there is further unrecognized deferred tax liability of approximately $2 million to $4 million on the remaining unremitted earnings.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Transition Tax
The Company is required to pay a one-time Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company has elected to pay the Transition Tax in installments. As shown in the table below, the remaining Transition Tax payable is $68.3 million and is payable between fiscal 2024 and fiscal 2025.

Transition Tax Payments
(millions)
Fiscal 2024	$24.8
Fiscal 2025	43.5
Total	$68.3
16. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $13.4 million, $11.8 million and $10.6 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
17. SEGMENT INFORMATION
The Company has three reportable segments:
•Coach - Includes global sales primarily of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers and through independent third-party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites and concession shop-in-shops, sales to wholesale customers, and through independent third-party distributors.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, sales to wholesale customers, through e-commerce sites and through independent third-party distributors.
In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates operating profit of these segments. Segment operating profit is the gross profit of the segment less direct expenses of the segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.

The following table summarizes net sales of each of the company's segments for fiscal 2023, fiscal 2022, and fiscal 2021:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Segment net sales:
Coach	$4,960.4	$4,921.3	$4,253.1
Kate Spade	1,418.9	1,445.5	1,210.0
Stuart Weitzman	281.6	317.7	283.2
Total Net sales:	$6,660.9	$6,684.5	$5,746.3

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes segment operating profit of each of the company's segments and reconciliation to Income (loss) before provision for income taxes for fiscal 2023, fiscal 2022, and fiscal 2021:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Segment operating profit (loss):
Coach	$1,529.9	$1,473.9	$1,312.1
Kate Spade	115.0	157.4	108.5
Stuart Weitzman	(6.7)	1.8	(8.6)
Total segment operating profit (loss):	$1,638.2	$1,633.1	$1,412.0
Unallocated corporate expenses(1)	465.8	457.3	444.0
Loss on extinguishment of debt	—	53.7	—
Unallocated other charges, net(2)	29.3	75.1	70.7
Income (loss) before provision for income taxes	$1,143.1	$1,047.0	$897.3

The following table summarizes depreciation and amortization expense of each of the company's segments for fiscal 2023, fiscal 2022, and fiscal 2021:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Depreciation and amortization expense(3):
Coach	$94.7	$110.1	$102.2
Kate Spade	44.2	48.5	46.8
Stuart Weitzman	10.5	10.3	13.3
Unallocated corporate(1)	32.8	26.4	58.2
Total Depreciation and amortization expense:	$182.2	$195.3	$220.5

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes total assets of each of the company's segments for fiscal 2023, fiscal 2022, and fiscal 2021:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Segment total assets:
Coach	$2,272.3	$2,392.2	$2,513.5
Kate Spade	2,597.3	2,641.3	2,707.3
Stuart Weitzman	235.8	269.3	298.6
Corporate	2,011.4	1,962.5	2,863.0
Total Assets:	$7,116.8	$7,265.3	$8,382.4

The following table shows net sales for each product category represented:

	Fiscal Year Ended
	July 1, 2023		July 2, 2022		July 3, 2021
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach
Women's Handbags	$2,450.7	36.8%	$2,574.8	38.5%	$2,302.3	40.1%
Women's Accessories	1,024.8	15.4	942.5	14.1	776.7	13.5
Men's	947.1	14.2	904.8	13.5	769.3	13.4
Other Products	537.8	8.1	499.2	7.5	404.8	7.0
Total Coach	$4,960.4	74.5%	$4,921.3	73.6%	$4,253.1	74.0%
Kate Spade
Women's Handbags	$779.6	11.7%	$819.5	12.2%	$681.5	11.9%
Other Products	332.4	5.0	319.0	4.8	269.3	4.7
Women's Accessories	306.9	4.6	307.0	4.6	259.2	4.5
Total Kate Spade	$1,418.9	21.3%	$1,445.5	21.6%	$1,210.0	21.1%
Stuart Weitzman(1)	$281.6	4.2%	$317.7	4.8%	$283.2	4.9%
Total Net sales	$6,660.9	100.0%	$6,684.5	100.0%	$5,746.3	100.0%

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

	United States	Greater China(2)	Japan	Other(3)	Total
	(millions)
Fiscal 2023
Net sales(1)	$4,040.2	$1,015.8	$569.0	$1,035.9	$6,660.9
Long-lived assets	1,662.5	160.3	87.7	213.5	2,124.0
Fiscal 2022
Net sales(1)	$4,174.3	$1,026.6	$578.8	$904.8	$6,684.5
Long-lived assets	1,578.9	131.0	94.0	231.6	2,035.5
Fiscal 2021
Net sales(1)	$3,365.9	$1,094.1	$598.9	$687.4	$5,746.3
Long-lived assets	1,722.2	125.7	132.0	290.8	2,270.7

(1)Includes net sales from our global travel retail business in locations within the specified geographic area.
(2)Greater China includes sales in mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(3)Other includes sales in Canada, Europe, Malaysia, Australia and New Zealand, Singapore, South Korea, other countries in Asia, and royalties earned from the Company's licensing partners.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022	July 3, 2021
	(millions, except per share data)
Net income (loss)	$936.0	$856.3	$834.2

Weighted-average basic shares	236.4	264.3	277.9
Dilutive securities:
Effect of dilutive securities	4.9	5.8	5.1
Weighted-average diluted shares	241.3	270.1	283.0

Net income (loss) per share:
Basic	$3.96	$3.24	$3.00
Diluted	$3.88	$3.17	$2.95

At July 1, 2023, options to purchase 2.1 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $41.65 to $56.39, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 1, 2023, July 2, 2022 and July 3, 2021, there were approximately 2.7 million, 6.9 million, and 5.0 million, respectively, of shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
19. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory located in Spain, which is involved in the production of Stuart Weitzman inventory. Payments to this factory represented $15.2 million and $15.6 million in fiscal 2023 and fiscal 2022, respectively. Amounts payable to this factory were not material at July 1, 2023 or July 2, 2022.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	July 1, 2023	July 2, 2022
	(millions)
Property and equipment
Land and building	$8.0	$8.0
Machinery and equipment	67.2	50.1
Software and computer equipment	627.6	584.7
Furniture and fixtures	306.5	310.7
Leasehold improvements	778.5	738.2
Construction in progress	14.3	40.4
Less: accumulated depreciation	(1,237.6)	(1,187.7)
Total property and equipment, net	$564.5	$544.4
Accrued liabilities
Payroll and employee benefits	$131.9	$212.4
Accrued rent	18.4	18.9
Accrued income taxes	41.8	35.8
Accrued freight	52.1	80.4
Operating expenses	302.9	280.7
Total accrued liabilities	$547.1	$628.2
Other liabilities
Deferred lease obligation	$40.2	$46.0
Gross unrecognized tax benefit	91.8	96.1
Other	167.5	110.4
Total other liabilities	$299.5	$252.5

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

21. SUBSEQUENT EVENTS
Merger Agreement
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited ("Capri"). Under the terms of the Merger Agreement, Tapestry has agreed to acquire any and all of Capri’s ordinary shares (other than (a) Capri’s ordinary Shares that are issued and outstanding immediately prior to the consummation of the acquisition that are owned or held in treasury by the Company or by Capri or any of its direct or indirect subsidiaries and (b) Capri’s ordinary shares that are issued and outstanding immediately prior to the consummation of the acquisition that are held by holders who have properly exercised dissenters’ rights in accordance with, and who have complied with, Section 179 of the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands) in cash at a purchase price of $57.00 per share, without interest, subject to any required tax withholding as provided in the Merger Agreement. The purchase price is expected to be approximately $8.5 billion and the transaction is expected to close during calendar year 2024.
Commitment Letter
On August 10, 2023, the Company entered into a bridge facility commitment letter pursuant to which Bank of America, N.A., BofA Securities, Inc. and Morgan Stanley Senior Funding, Inc. committed to provide a $8.0 billion 364-day senior unsecured bridge loan facility to finance the acquisition. The commitment thereunder is subject to customary conditions.

TAPESTRY, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended July 1, 2023, July 2, 2022 and July 3, 2021

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2023
Allowance for credit losses	$3.7	$5.7	$(3.6)	$5.8
Allowance for returns	11.2	14.2	(10.1)	15.3
Allowance for markdowns	11.6	17.6	(17.9)	11.3
Valuation allowance	51.6	—	(17.3)	34.3
Total	$78.1	$37.5	$(48.9)	$66.7
Fiscal 2022
Allowance for credit losses	$4.2	$19.9	$(20.4)	$3.7
Allowance for returns	18.7	8.8	(16.3)	11.2
Allowance for markdowns	11.4	13.6	(13.4)	11.6
Valuation allowance	65.9	—	(14.3)	51.6
Total	$100.2	$42.3	$(64.4)	$78.1
Fiscal 2021
Allowance for credit losses	$15.9	$2.8	$(14.5)	$4.2
Allowance for returns	19.3	18.6	(19.2)	18.7
Allowance for markdowns	9.7	16.6	(14.9)	11.4
Valuation allowance	39.6	27.7	(1.4)	65.9
Total	$84.5	$65.7	$(50.0)	$100.2