Form 10-Q
period 2023-09-30
TAPESTRY, INC.
filed 2023-11-09
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 27, 2023, the Registrant had 229,186,423 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "continue," "project," "assumption," "should," "expect," "confidence," "goals," "trends," "anticipate," "intend," "estimate," "on track," "future," "well positioned to," "plan," "potential," "position," "believe," "seek," "see," "will," "would," "target," similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) the impact of the coronavirus ("Covid-19") pandemic; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) our ability to successfully implement the initiatives under our 2025 growth strategy; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations on our sales or operating results; (ix) the risk of cyber security threats and privacy or data security breaches; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiii) our ability to achieve intended benefits, cost savings and synergies from acquisitions, including our proposed acquisition of Capri Holdings Limited ("Capri"); (xiv) risks related to the availability of funding for our bridge loan facility associated with our proposed acquisition of Capri; (xv) the impact of pending and potential future legal proceedings; (xvi) the risks associated with climate change and other corporate responsibility issues and (xvii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	July 1, 2023
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$622.1	$726.1
Short-term investments	16.7	15.4
Trade accounts receivable, less allowances for credit losses of $5.8 and $5.8, respectively	264.8	211.5
Inventories	942.5	919.5
Income tax receivable	246.5	231.1
Prepaid expenses	161.0	126.3
Other current assets	155.4	133.6
Total current assets	2,409.0	2,363.5
Property and equipment, net	539.6	564.5
Operating lease right-of-use assets	1,352.1	1,378.7
Goodwill	1,218.5	1,227.5
Intangible assets	1,358.5	1,360.1
Deferred income taxes	38.8	40.4
Other assets	226.0	182.1
Total assets	$7,142.5	$7,116.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$386.5	$416.9
Accrued liabilities	487.1	547.1
Current portion of operating lease liabilities	295.6	297.5
Current debt	25.0	25.0
Total current liabilities	1,194.2	1,286.5
Long-term debt	1,629.9	1,635.8
Long-term operating lease liabilities	1,296.7	1,333.7
Deferred income taxes	284.1	240.0
Long-term income taxes payable	32.6	43.5
Other liabilities	289.3	299.5
Total liabilities	4,726.8	4,839.0

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 229.2 million and 227.4 million shares, respectively	2.3	2.3
Additional paid-in-capital	3,670.7	3,682.2
Retained earnings (accumulated deficit)	(1,102.0)	(1,216.8)
Accumulated other comprehensive income (loss)	(155.3)	(189.9)
Total stockholders' equity	2,415.7	2,277.8
Total liabilities and stockholders' equity	$7,142.5	$7,116.8
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2023	October 1, 2022
	(millions, except per share data)
	(unaudited)
Net sales	$1,513.2	$1,506.5
Cost of sales	415.5	451.9
Gross profit	1,097.7	1,054.6
Selling, general and administrative expenses	844.5	800.3
Operating income (loss)	253.2	254.3
Interest expense, net	13.3	7.4
Other expense (income)	1.4	10.7
Income (loss) before provision for income taxes	238.5	236.2
Provision (benefit) for income taxes	43.5	40.9
Net income (loss)	$195.0	$195.3
Net income (loss) per share:
Basic	$0.85	$0.81
Diluted	$0.84	$0.79
Shares used in computing net income (loss) per share:
Basic	228.3	241.5
Diluted	232.5	246.8

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 30, 2023	October 1, 2022
	(millions)
	(unaudited)
Net income (loss)	$195.0	$195.3
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	31.3	7.7
Unrealized gains (losses) on available-for-sale investments, net	—	0.5
Foreign currency translation adjustments	3.3	(30.2)
Other comprehensive income (loss), net of tax	34.6	(22.0)
Comprehensive income (loss)	$229.6	$173.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30, 2023	October 1, 2022
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$195.0	$195.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44.3	43.8
Provision for bad debt	0.4	0.4
Share-based compensation	19.7	15.1
Deferred income taxes	36.6	(3.2)
Changes to lease related balances, net	(11.5)	(12.8)
Other non-cash charges, net	4.5	(9.5)
Changes in operating assets and liabilities:
Trade accounts receivable	(55.6)	(15.8)
Inventories	(29.8)	(181.9)
Accounts payable	(28.4)	0.9
Accrued liabilities	(62.0)	(134.0)
Other liabilities	(8.2)	42.9
Other assets	(29.7)	(111.6)
Net cash provided by (used in) operating activities	75.3	(170.4)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(1.9)	(4.0)
Proceeds from maturities and sales of investments	—	136.2
Purchases of property and equipment	(20.9)	(27.3)
Settlement of net investment hedge	—	41.9
Net cash provided by (used in) investing activities	(22.8)	146.8
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(80.2)	(72.7)
Repurchase of common stock	—	(94.9)
Payment of debt issuance costs	(31.4)	—
Proceeds from share-based awards	0.4	6.1
Repayment of debt	(6.3)	(12.5)
Taxes paid to net settle share-based awards	(31.6)	(51.9)
Payments of finance lease liabilities	(0.3)	(0.3)
Net cash provided by (used in) financing activities	(149.4)	(226.2)
Effect of exchange rate changes on cash and cash equivalents	(7.1)	(13.5)
Net (decrease) increase in cash and cash equivalents	(104.0)	(263.3)
Cash and cash equivalents at beginning of period	726.1	789.8
Cash and cash equivalents at end of period	$622.1	$526.5
Supplemental information:
Cash paid for income taxes, net	$41.9	$83.0
Cash paid for interest	$27.3	$26.1
Noncash investing activity - property and equipment obligations	$10.2	$10.5

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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2023 ("fiscal 2023") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended September 30, 2023 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2024 ("fiscal 2024").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2024 will be a 52-week period. Fiscal 2023, ended on July 1, 2023, was also a 52-week period. The first quarter of fiscal 2024 ended on September 30, 2023 and the first quarter of fiscal 2023 ended on October 1, 2022, both of which were 13-week periods.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends improved. In the first quarter of fiscal 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of September 30, 2023 and July 1, 2023, $285.6 million and $305.4 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Consolidated Balance Sheets.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50)", which is intended to enhance the transparency of supplier finance programs. The ASU requires the buyer in a supplier finance program to disclose sufficient information about the program in order to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted ASU 2022-04 as of the beginning of fiscal 2024. The adoption of ASU 2022-04 did not have an impact on the Company's interim condensed consolidated financial statements other than the new disclosure requirements. Refer to Note 2, "Basis of Presentation and Organization", for additional information.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended September 30, 2023.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended September 30, 2023
Coach	$686.5	$220.3	$175.2	$75.4	$1,157.4
Kate Spade	240.2	10.8	30.6	21.6	303.2
Stuart Weitzman	34.7	13.5	0.4	4.0	52.6
Total	$961.4	$244.6	$206.2	$101.0	$1,513.2

Three Months Ended October 1, 2022
Coach	$669.1	$209.8	$167.9	$72.5	$1,119.3
Kate Spade	254.6	11.0	31.6	24.7	321.9
Stuart Weitzman	42.2	15.1	0.2	7.8	65.3
Total	$965.9	$235.9	$199.7	$105.0	$1,506.5

(1)    Greater China includes mainland China, Hong Kong SAR and Macao SAR, and Taiwan.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, Singapore, South Korea, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of September 30, 2023 and July 1, 2023 was $40.4 million and $43.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended September 30, 2023, net sales of $14.6 million were recognized from amounts recorded as deferred revenue as of July 1, 2023. For the three months ended October 1, 2022, net sales of $11.5 million were recognized from amounts recorded as deferred revenue as of July 2, 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. ACQUISITIONS
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited ("Capri"). Under the terms of the Merger Agreement, Tapestry has agreed to acquire any and all of Capri’s ordinary shares (other than (a) Capri’s ordinary Shares that are issued and outstanding immediately prior to the consummation of the acquisition that are owned or held in treasury by the Company or by Capri or any of its direct or indirect subsidiaries and (b) Capri’s ordinary shares that are issued and outstanding immediately prior to the consummation of the acquisition that are held by holders who have properly exercised dissenters’ rights in accordance with, and who have complied with, Section 179 of the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands) in cash at a purchase price of $57.00 per share, without interest, subject to any required tax withholding as provided in the Merger Agreement. The enterprise value is expected to be approximately $8.5 billion and the transaction is expected to close during calendar year 2024 (the "Capri Acquisition"). On October 25, 2023, at a special meeting of Capri's shareholders, Capri's shareholders approved the Merger Agreement and the transactions contemplated thereby.
The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of additional permanent financing, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 11, "Debt," for further information on our existing debt instruments related to the acquisition.
In conjunction with the Capri Acquisition, the Company incurred $26.3 million in pre-tax expenses primarily related to professional fees and financing-related expenses during the three months ended September 30, 2023.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 1, 2023	$597.5	$630.0	$—	$1,227.5
Foreign exchange impact	(7.3)	(1.7)	—	(9.0)
Balance at September 30, 2023	$590.2	$628.3	$—	$1,218.5

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of September 30, 2023 and July 1, 2023.
Intangible Assets
Intangible assets consist of the following:

	September 30, 2023			July 1, 2023
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(51.6)	$48.7	$100.3	$(50.0)	$50.3
Total intangible assets subject to amortization	100.3	(51.6)	48.7	100.3	(50.0)	50.3
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(51.6)	$1,358.5	$1,410.1	$(50.0)	$1,360.1
Amortization expense for the Company’s definite-lived intangible assets was $1.6 million and $1.7 million for the three months ended September 30, 2023 and October 1, 2022, respectively.
As of September 30, 2023, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2024	$4.9
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Fiscal 2028	6.5
Thereafter	17.8
Total	$48.7
The expected amortization expense above reflects remaining useful lives ranging from approximately 6.5 to 8.8 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
7. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2022	241.2	$2.4	$3,620.2	$(1,166.2)	$(170.9)	$2,285.5
Net income (loss)	—	—	—	195.3	—	195.3
Other comprehensive income (loss)	—	—	—	—	(22.0)	(22.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.7	—	(45.8)	—	—	(45.8)
Share-based compensation	—	—	15.1	—	—	15.1
Repurchase of common stock	(3.0)	—	—	(100.0)	—	(100.0)
Dividends declared ($0.30 per share)	—	—	—	(72.7)	—	(72.7)
Balance at October 1, 2022	240.9	$2.4	$3,589.5	$(1,143.6)	$(192.9)	$2,255.4

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8
Net income (loss)	—	—	—	195.0	—	195.0
Other comprehensive income	—	—	—	—	34.6	34.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	(31.2)	—	—	(31.2)
Share-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at September 30, 2023	229.2	$2.3	$3,670.7	$(1,102.0)	$(155.3)	$2,415.7

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)
Other comprehensive income (loss) before reclassifications	6.6	0.5	(30.2)	(23.1)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.1)	—	—	(1.1)
Net current-period other comprehensive income (loss)	7.7	0.5	(30.2)	(22.0)
Balances at October 1, 2022	$5.4	$—	$(198.3)	$(192.9)

Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	31.5	—	3.3	34.8
Less: amounts reclassified from accumulated other comprehensive income to earnings	0.2	—	—	0.2
Net current-period other comprehensive income (loss)	31.3	—	3.3	34.6
Balances at September 30, 2023	$66.2	$—	$(221.5)	$(155.3)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(7.5) million and $0.7 million as of September 30, 2023 and October 1, 2022, respectively. The amounts reclassified from AOCI are net of tax of $0.6 million and $0.4 million as of September 30, 2023 and October 1, 2022, respectively.
(2)    The ending balances of AOCI related to foreign currency translation adjustments includes a loss of $25.9 million, net of tax of $(5.8) million and a loss of $1.8 million, net of tax of $(22.4) million, as of September 30, 2023 and October 1, 2022, respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of the Company’s purchases of finished goods are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its sale of U.S. dollar inventory to foreign operating subsidiaries in local currency, as well as risk related to various cross-currency intercompany loans and payables, and translation risk. The Company is also exposed to foreign currency risk related to changes in the U.S. dollar value of its net investment in foreign subsidiaries and interest rate risk attributed to changes in the benchmark interest rates on the Company's debt obligations, including future issuances. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes.
The Company records all derivative contracts at fair value on the Condensed Consolidated Balance Sheets. The fair values of foreign currency derivatives and interest rate derivatives are based on the forward curves of the specific indices upon which settlement is based and include an adjustment for the counterparty's or Company’s credit risk. Judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third party. Current maturity dates range from October 2023 to June 2025. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations, generally in the period in which the related balances being hedged are revalued. The maturity date of most instruments held as of September 30, 2023 are in November 2023, and such contracts are typically renewed upon maturity if the related balance has not been settled.
The Company also enters into interest rate derivative contracts, with current maturity dates in March 2024, to reduce its risks related to changes in the benchmark interest rates on its debt obligations, including future issuances. Any premiums related to these instruments are excluded from the Company's measurement of hedge effectiveness, and are amortized over the period between the hedge execution and the contract maturity. To the extent its interest rate derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as interest income (expense) in the same periods during which the hedged forecasted interest payments associated with the Company’s borrowings are recorded in earnings.
The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from April 2025 to March 2032.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and July 1, 2023:

	Notional Value		Derivative Assets			Derivative Liabilities
Designated Derivative Hedging Instruments				Fair Value			Fair Value
	September 30, 2023	July 1, 2023	Consolidated Balance Sheet Classification	September 30, 2023	July 1, 2023	Consolidated Balance Sheet Classification	September 30, 2023	July 1, 2023
	(millions)
FC - Inventory purchases(1)	$882.4	$842.3	Other Current Assets	$53.9	$38.6	Accrued Liabilities	$2.1	$0.1
FC - Intercompany liabilities and loans(2)	278.1	272.3	Other Current Assets	0.1	0.4	Accrued Liabilities	0.5	0.2
IC - Interest rates(3)	1,500.0	—	Other Current Assets	15.6	—	Accrued Liabilities	—	—
CCS - Net investment hedges(4)	1,200.0	1,200.0	Other Assets	35.1	13.1	Other Liabilities	82.4	90.5
Total Hedges	$3,860.5	$2,314.6		$104.7	$52.1		$85.0	$90.8

(1)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in cash flow hedging relationships.
(2)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in fair value hedging relationships.
(3)Represents interest rate contracts ("IC") designated as derivative instruments in cash flow hedging relationships.
(4)Represents cross currency swap contracts ("CCS") designated as derivative instruments in net investment hedging relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of September 30, 2023 and October 1, 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
	September 30, 2023	October 1, 2022
	(millions)
Cash flow hedges:
Inventory purchases(1)	$19.9	$6.4
Interest rates (2)	15.6	—
Total cash flow hedges	$35.5	$6.4
Other:
Net investment hedges(3)	34.8	16.8
Total other	$34.8	$16.8
Total hedges	$70.3	$23.2

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Three Months Ended
		September 30, 2023	October 1, 2022
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of sales	$3.7	$(1.5)
Interest rates(2)	Other income (expense)	(4.1)	—
Total hedges		$(0.4)	$(1.5)

(1)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in cash flow hedging relationships.
(2)Represents forward interest rate contracts ("IC") designated as derivative instruments in cash flow hedging relationships.
(3)Represents cross currency swap contracts ("CCS") designated as derivative instruments in net investment hedging relationships.
The Company expects that $40.8 million of net derivative gain related to inventory purchases and interest rates included in Accumulated other comprehensive income at September 30, 2023 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and benchmark interest rates.
The Company assesses the cross-currency swaps used as a net investment hedges under the spot method. This results in the cross-currency basis spread being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in interest expense in the Company’s consolidated statements of operations. Accordingly, the Company recorded net interest income of $7.2 million and $6.4 million during three months ended September 30, 2023 and October 1, 2022, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 30, 2023	October 1, 2022
	(millions, except per share data)
Net income (loss)	$195.0	$195.3

Weighted-average basic shares	228.3	241.5
Dilutive securities:
Effect of dilutive securities	4.2	5.3
Weighted-average diluted shares	232.5	246.8

Net income (loss) per share:
Basic	$0.85	$0.81
Diluted	$0.84	$0.79
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 30, 2023 and October 1, 2022, there were 3.7 million and 6.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	September 30, 2023	October 1, 2022
	(millions)
Share-based compensation expense	$19.7	$15.1
Income tax benefit related to share-based compensation expense	3.7	3.0
Stock Options
A summary of stock option activity during the three months ended September 30, 2023 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 1, 2023	8.7
Granted	1.2
Exercised	—
Forfeited or expired	(0.7)
Outstanding at September 30, 2023	9.2
The weighted-average grant-date fair value of options granted during the three months ended September 30, 2023 and October 1, 2022 was $10.51 and $12.00, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 30, 2023	October 1, 2022
Expected term (years)	4.9	4.8
Expected volatility	44.7%	48.7%
Risk-free interest rate	4.5%	3.2%
Dividend yield	4.1%	3.4%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 30, 2023 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 1, 2023	5.9
Granted	2.2
Vested	(2.6)
Forfeited	(0.1)
Non-vested at September 30, 2023	5.4
The weighted-average grant-date fair value of share awards granted during the three months ended September 30, 2023 and October 1, 2022 was $33.70 and $35.22, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 30, 2023 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 1, 2023	0.7
Granted	0.4
Change due to performance condition achievement	0.1
Vested	—
Forfeited	—
Non-vested at September 30, 2023	1.2
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 30, 2023 and October 1, 2022 was $33.64 and $35.27, respectively.
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 30, 2023	July 1, 2023
	(millions)
Current debt:
Term Loan due May 2027	$25.0	$25.0
Total current debt	$25.0	$25.0

Long-term debt:
Term Loan due May 2027	$437.5	$443.8
3.050% Senior Notes due March 2032	500.0	500.0
4.125% Senior Notes due July 2027	396.6	396.6
4.250% Senior Notes due April 2025	303.4	303.4
Total long-term debt	1,637.5	1,643.8
Less: Unamortized discount and debt issuance costs on Senior Notes	(7.6)	(8.0)
Total long-term debt, net	$1,629.9	$1,635.8
During the three months ended September 30, 2023 and October 1, 2022, the Company recognized interest expense related to its debt of $22.3 million and $16.3 million, respectively.
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of additional permanent financing, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 5, "Acquisitions" for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Bridge Facility
In connection with our entry into the Merger Agreement, the Company entered into a commitment letter, dated as of August 10, 2023, with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and the other commitment parties party thereto, to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to $8.0 billion (the "Bridge Facility") to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. Upon entering into the New Term Loan Agreement (as defined below) and, as a result of the commitments thereunder with respect to the New Term Loan Facilities (as defined below), the Bridge Facility commitments were reduced to $6.6 billion. As of September 30, 2023 there were no outstanding borrowings on the Bridge Facility.
New Term Loan Facilities
On August 30, 2023, the Company entered into a definitive credit agreement (such agreement, the "New Term Loan Credit Agreement") whereby Bank of America, N.A, as administrative agent, and the other agents party thereto, and a syndicate of banks and financial institutions have committed to lend the Company, subject to the satisfaction or waiver of the conditions set forth in the Term Loan Agreement, a $1.05 billion unsecured term loan facility maturing three years after the term loans thereunder are borrowed (the “Three-Year Term Loan Facility”) and a $350 million term loan facility maturing five years after the term loans thereunder are borrowed (the “Five-Year Term Loan Facility”; and collectively with the Three-Year Term Loan Facility, the “New Term Loan Facilities”). The Company plans to use borrowings under the New Term Loan Facilities to pay a portion of the consideration for the Capri Acquisition and to pay related fees and expenses.
Borrowings under the New Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the forward-looking Secured Overnight Financing Rate ("SOFR") term rate administered by CME Group Benchmark Administration Limited (or any successor administrator) plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on the ratio of (a) consolidated debt (with certain customary deductions for unrestricted cash and permitted investments) to (b) consolidated EBITDAR. The applicable margin will initially be (x) in the case of the Three-Year Term Loan Facility, 0.250% for base rate loans and 1.250% for SOFR loans and (y) in the case of the Five-Year Term Loan Facility, 0.375% for base rate loans and 1.375% for SOFR loans. Additionally, the Company will pay a ticking fee of 0.15% on the average daily amount of the unused commitments of the New Term Loan Facilities. There were no outstanding borrowings on the New Term Loan Facilities as of September 30, 2023.
$2.0 Billion Revolving Credit Facility
On August 30, 2023, pursuant to that certain Amendment No. 1 to Credit Agreement (the "Amendment"), the Company amended its Existing Credit Agreement (as defined below), originally dated as of May 11, 2022, among the Company, as borrower, certain of our subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and the financial institutions parties thereto as lenders (the "Existing Credit Agreement", and as amended by the Amendment, the "Amended Credit Agreement"). Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided increases to the aggregate commitments to the revolving facility under the Existing Credit Agreement from $1.25 billion to $2.0 billion (the “Revolving Facility”). The Revolving Facility will mature on May 11, 2027.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends, and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). Additionally, up to $250 million of the Revolving Facility will be available on a funds certain basis to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. There were no outstanding borrowings on the Revolving Facility as of September 30, 2023.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
2027 Term Loan
On May 11, 2022, pursuant to the Existing Credit Agreement, the Company entered into an unsecured $500.0 million Term Loan (the “2027 Term Loan”) which matures on May 11, 2027. The 2027 Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. As of September 30, 2023, $25.0 million of the 2027 Term Loan is included in Current debt on the Consolidated Balance Sheets. Borrowings under the 2027 Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the ratio (a) consolidated debt to (b) consolidated EBITDAR.
2025, 2027, 2032 Senior Notes
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.25% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes"). In June 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). In December 2021, the Company completed a cash tender offer for $203.4 million and $296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In addition, in December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes").
Debt Covenants
Under the terms of our debt facilities, we must comply with certain restrictions limiting the Company’s ability to among other things: (i) incur certain indebtedness, (ii) create certain liens, (iii) enter into certain sale and leaseback transactions, (iv) make certain investments or payments and (v) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets.
Under the Amended Credit Agreement, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00. After giving effect to the Capri Acquisition, the Company will be required under the Amended Credit Agreement and the New Term Loan Agreement to comply on a quarterly basis with a maximum net leverage ratio of (i) from and including the closing date of the Capri Acquisition to but excluding June 28, 2025, 4.75 to 1.00, (ii) from and including June 28, 2025 to but excluding June 27, 2026, 4.50 to 1.00, and (iii) from and including June 27, 2026 and thereafter, 4.00 to 1.00. As of September 30, 2023, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
At September 30, 2023 the fair value of the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes was approximately $367.3 million, $366.6 million and $295.5 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At July 1, 2023, the fair value of the 2032 Senior Notes, 2027 Senior Notes and 2025 Senior Notes was approximately $399.5 million, $371.7 million and $295.1 million, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 30, 2023 and July 1, 2023:

	Level 1		Level 2
	September 30, 2023	July 1, 2023	September 30, 2023	July 1, 2023
	(millions)
Assets:
Cash equivalents(1)	$136.1	$155.7	$15.6	$11.9
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Other	—	—	16.1	14.8
Long-term investments:
Other	—	—	1.3	1.3
Derivative assets:
Inventory-related instruments(3)	—	—	53.9	38.6
Net investment hedges(3)	—	—	35.1	13.1
Intercompany loans and payables(3)	—	—	0.1	0.4
Interest rate instruments(3)	—	—	15.6	—
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	2.1	0.1
Net investment hedges(3)	—	—	82.4	90.5
Intercompany loans and payables(3)	—	—	0.5	0.2
Interest rate instruments(3)	—	—	—	—

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
Refer to Note 11, "Debt", for the fair value of the Company's outstanding debt instruments.
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three months ended September 30, 2023 or three months ended October 1, 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and July 1, 2023:

	September 30, 2023			July 1, 2023
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Other:
Time deposits(1)	$0.6	$—	$0.6	$0.6	$—	$0.6
Other	16.1	1.3	17.4	14.8	1.3	16.1
Total Investments	$16.7	$1.3	$18.0	$15.4	$1.3	$16.7

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
14. COMMITMENTS AND CONTINGENCIES
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of additional permanent financing, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 5, "Acquisitions" for further information.
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $37.3 million and $37.1 million outstanding at September 30, 2023 and July 1, 2023, respectively. The agreements, which expire at various dates through fiscal year 2040, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of September 30, 2023 related to debt repayments. Refer to Note 11, "Debt," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes net sales of each of the company's segments for the three months ended September 30, 2023 and October 1, 2022:

	Three Months Ended
	September 30, 2023	October 1, 2022
Segment net sales:
Coach	$1,157.4	$1,119.3
Kate Spade	303.2	321.9
Stuart Weitzman	52.6	65.3
Total Net sales:	$1,513.2	$1,506.5
The following table summarizes segment operating profit of each of the company's segments and reconciliation to Income (loss) before provision for income taxes for the three months ended September 30, 2023 and October 1, 2022:

	Three Months Ended
	September 30, 2023	October 1, 2022
Segment operating profit:
Coach	$371.3	$339.2
Kate Spade	26.6	23.2
Stuart Weitzman	(8.6)	(5.1)
Total segment operating profit:	$389.3	$357.3
Unallocated corporate expenses(1)	136.1	103.0
Unallocated other charges, net(2)	14.7	18.1
Income (loss) before provision for income taxes	$238.5	$236.2
The following table summarizes depreciation and amortization expense of each of the company's segments for the three months ended September 30, 2023 and October 1, 2022:

	Three Months Ended
	September 30, 2023	October 1, 2022
Depreciation and amortization expense(3):
Coach	$23.0	$22.3
Kate Spade	9.8	11.1
Stuart Weitzman	2.8	2.4
Unallocated corporate(1)	8.7	8.0
Total Depreciation and amortization expense:	$44.3	$43.8

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
•Results of operations. An analysis of our results of operations in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
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
•Critical Accounting policies and estimates. This section includes any material changes or updates to critical accounting policies or estimates since the Annual Report on Form 10-K for fiscal 2023.
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

Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited ("Capri") for $57.00 per share in cash for a total of approximately $8.5 billion (the "Capri Acquisition"). The Capri Acquisition, once completed, will bring together six highly complementary brands with global reach, powered by the Company’s data-rich customer engagement platform and diversified, direct-to-consumer operating model. The transaction is expected to close during calendar year 2024. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of additional permanent financing, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 5, "Acquisitions" for further information.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended July 1, 2023.
Current Macroeconomic Conditions and Outlook
During the first quarter of fiscal 2024, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. Some of these organizations have recently revised the forecast down slightly since the fourth quarter of fiscal 2023. The updated forecast is still below the historical average, which is reflective of the current volatile environment, including higher than anticipated inflation, tighter monetary and fiscal policies aiming to lower inflation, financial market volatility, and the negative economic impacts of geopolitical instability in certain regions of the world.
In the first quarter of fiscal 2024, freight costs have continued to moderate as compared to prior year, resulting in lower freight expense of approximately $21.2 million, and positively impacting gross margin by approximately 150 basis points when compared to the first quarter of fiscal 2023.
In the first quarter of fiscal 2024, the U.S. Dollar continued to strengthen as compared to foreign currencies in regions where we conduct our business. This trend has resulted in adverse impacts to our business including, but not limited to, decreased Net sales of $19.2 million, negative impact to gross margin of approximately 20 basis points, and negative impact to operating margin of approximately 40 basis points.
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
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends improved. In the first quarter of fiscal 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
Tax Legislation
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income ("CAMT") and a 1% excise tax on share repurchases. The CAMT is effective beginning fiscal 2024 and is not expected to have a material impact on the Company’s rate, however we will continue to monitor as additional guidance becomes available. With respect to the 1% excise tax on net share repurchases, this provision of the Inflation Reduction Act was effective on January 1, 2023 and did not have a material impact on our financial statements.
On December 12, 2022, the European Union member states reached an agreement to implement the OECD’s reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. GloBE is anticipated to be effective beginning fiscal 2025. The US Treasury and the OECD continue to seek input and release guidance, so it is unclear at this time what, if any, impact it will have on the Company’s tax rate and financial results. We will continue to evaluate its impact as further information becomes available.
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

RESULTS OF OPERATIONS
FIRST QUARTER FISCAL 2024 COMPARED TO FIRST QUARTER FISCAL 2023
The following table summarizes results of operations for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 30, 2023		October 1, 2022		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,513.2	100.0%	$1,506.5	100.0%	$6.7	0.4%
Gross profit	1,097.7	72.5	1,054.6	70.0	43.1	4.1
SG&A expenses	844.5	55.8	800.3	53.1	44.2	5.5
Operating income (loss)	253.2	16.7	254.3	16.9	(1.1)	(0.4)
Interest expense, net	13.3	0.9	7.4	0.5	5.9	79.9
Other expense (income)	1.4	0.1	10.7	0.7	(9.3)	(86.9)
Provision (benefit) for income taxes	43.5	2.9	40.9	2.7	2.6	6.3
Net income (loss)	195.0	12.9	195.3	13.0	(0.3)	(0.1)
Net income (loss) per share:
Basic	$0.85		$0.81		$0.04	5.6
Diluted	$0.84		$0.79		$0.05	6.0

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. There were no charges affecting comparability during the first quarter of fiscal 2023. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Quarter Fiscal 2024 Items

	Three Months Ended September 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$371.3	$—	$371.3
Kate Spade	26.6	—	26.6
Stuart Weitzman	(8.6)	—	(8.6)
Corporate	(136.1)	(19.6)	(116.5)
Operating income (loss)	$253.2	$(19.6)	$272.8

Net income (loss)	$195.0	$(21.3)	$216.3
Net income (loss) per diluted common share	$0.84	$(0.09)	$0.93
In the first quarter of fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $26.3 million attributable to the Capri Acquisition. These charges include $19.6 million primarily related to professional fees recorded in SG&A expense within Corporate and $6.7 million related to financing recorded in interest expense.
    These actions taken together negatively impacted operating income by $19.6 million, increased interest expense by $6.7 million and reduced the provision for income tax by $5.0 million resulting in a net decrease in net income by $21.3 million or $0.09 per diluted share.
Supplemental Segment Data

	Three Months Ended September 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$496.3	$—	$496.3
Kate Spade	172.3	—	172.3
Stuart Weitzman	39.8	—	39.8
Corporate	136.1	19.6	116.5
SG&A expenses	$844.5	$19.6	$824.9

Tapestry, Inc. Summary – First Quarter of Fiscal 2024
Currency Fluctuation Effects
The change in net sales for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022	Amount	%	Constant Currency Change
	(millions)
Coach	$1,157.4	$1,119.3	$38.1	3.4%	4.9%
Kate Spade	303.2	321.9	(18.7)	(5.8)	(5.3)
Stuart Weitzman	52.6	65.3	(12.7)	(19.4)	(18.0)
Total Tapestry	$1,513.2	$1,506.5	$6.7	0.4	1.7
Net sales in the first quarter of fiscal 2024 increased 0.4% or $6.7 million to $1.51 billion. Excluding the impact of foreign currency, net sales increased by 1.7% or $25.8 million.
•Coach Net Sales increased 3.4% or $38.1 million to $1.16 billion in the first quarter of fiscal 2024. Excluding the impact of foreign currency, net sales increased 4.9% or $54.7 million. This increase in net sales was primarily due to an increase of $28.4 million in net retail sales driven by an increase of store sales. The increase in net sales was also attributed to a $24.3 million increase in wholesale sales.
•Kate Spade Net Sales decreased 5.8% or $18.7 million to $303.2 million in the first quarter of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 5.3% or $17.1 million. This decrease in net sales was due to a decrease of $7.5 million in wholesale sales and a decrease of $7.4 million in net retail sales as a result of lower e-commerce sales.
•Stuart Weitzman Net Sales decreased 19.4% or $12.7 million to $52.6 million in the first quarter of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 18.0% or $11.8 million. This decrease in net sales was primarily due to a decrease of $8.3 million in wholesale sales.
Gross Profit

	Three Months Ended
	September 30, 2023		October 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$867.6	75.0%	$808.9	72.3%	$58.7	7.3%
Kate Spade	198.9	65.6	207.8	64.6	(8.9)	(4.3)
Stuart Weitzman	31.2	59.2	37.9	58.0	(6.7)	(17.7)
Tapestry	$1,097.7	72.5	$1,054.6	70.0	$43.1	4.1
Gross profit increased 4.1% or $43.1 million to $1.10 billion in the first quarter of fiscal 2024 from $1.05 billion in the first quarter of fiscal 2023. Gross margin increased 250 basis points to 72.5% in the first quarter of fiscal 2024 from 70.0% in the first quarter of fiscal 2023. This increase in Gross margin was primarily attributed to lower freight costs and net pricing improvements. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	September 30, 2023		October 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$496.3	42.9%	$469.7	42.0%	$26.6	5.7%
Kate Spade	172.3	56.7	184.6	57.3	(12.3)	(6.7)
Stuart Weitzman	39.8	75.5	43.0	65.8	(3.2)	(7.5)
Corporate(1)(2)	136.1	NA	103.0	NA	33.1	32.2
Tapestry	$844.5	55.8	$800.3	53.1	$44.2	5.5
SG&A expenses increased 5.5% or $44.2 million to $844.5 million in the first quarter of fiscal 2024 as compared to $800.3 million in the first quarter of fiscal 2023. As a percentage of net sales, SG&A expenses increased to 55.8% during the first quarter of fiscal 2024 from 53.1% during the first quarter of fiscal 2023. Excluding items affecting comparability of 19.6 million in the first quarter of fiscal 2024, SG&A expenses increased 3.1% or $24.6 million to $824.9 million from $800.3 million in the first quarter of fiscal 2023. SG&A as a percentage of net sales increased 140 basis points to 54.5% compared to 53.1% during the first quarter of fiscal 2023. This increase in SG&A as a percentage of net sales was primarily due to increased occupancy costs, higher information technology costs, and higher marketing spend, partially offset by a decrease in distribution costs.
(1)In the first quarter of fiscal 2024, Corporate incurred charges affecting comparability of $19.6 million. Excluding those items affecting comparability, SG&A expenses increased 13.2% or $13.5 million to $116.5 million in the first quarter of fiscal 2024 as compared to $103.0 million in the first quarter of fiscal 2023.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	September 30, 2023		October 1, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$371.3	32.1%	$339.2	30.3%	$32.1	9.5%
Kate Spade	26.6	8.8	23.2	7.2	3.4	14.6
Stuart Weitzman	(8.6)	(16.3)	(5.1)	(7.8)	(3.5)	(67.8)
Corporate	(136.1)	NA	(103.0)	NA	(33.1)	(32.1)
Tapestry	$253.2	16.7	$254.3	16.9	$(1.1)	(0.4)
Operating income decreased $1.1 million to $253.2 million in the first quarter of fiscal 2024 as compared to $254.3 million in the first quarter of fiscal 2023. Operating margin was 16.7% in the first quarter of fiscal 2024 as compared to 16.9% in the first quarter of fiscal 2023. Excluding items affecting comparability of $19.6 million in the first quarter of fiscal 2024, operating income increased $18.5 million to $272.8 million in the first quarter of fiscal 2024 from $254.3 million in the first quarter of fiscal 2023; and operating margin increased 110 basis points to 18.0% in the first quarter of fiscal 2024 as compared to 16.9% in the first quarter of fiscal 2023. This increase in operating margin was primarily attributed to a 250 basis points increase in gross margin partially offset by an increase of 140 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $32.1 million to $371.3 million in the first quarter of fiscal 2024, resulting in an operating margin increase of 180 basis points to 32.1%, as compared to $339.2 million and 30.3%, respectively, in the first quarter of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 270 basis points mainly due to lower freight costs and net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 90 basis points mainly due to higher marketing spend and higher information technology costs, partially offset by a decrease in distribution costs.

•Kate Spade Operating Income increased $3.4 million to $26.6 million in the first quarter of fiscal 2024, resulting in an operating margin increase of 160 basis points to 8.8%, as compared to $23.2 million and operating margin of 7.2% in the first quarter of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 100 basis points mainly due to lower freight costs partially offset by unfavorable currency translation;
◦SG&A expenses as a percentage of net sales, decreased 60 basis points mainly due to lower marketing spend, partially offset by higher occupancy costs and higher information technology costs.
•Stuart Weitzman Operating Loss increased $3.5 million to a loss of $8.6 million in the first quarter of fiscal 2024, resulting in an operating margin decrease of 850 basis points to (16.3)%, as compared to an operating loss of $5.1 million in the first quarter of fiscal 2023 and an operating margin of (7.8)%. This decrease in operating margin was primarily attributable to:
◦Gross Margin, increased 120 basis points primarily attributed to favorable channel mix, favorable currency translation, favorable geography mix and lower freight costs, partially offset by higher promotional activity;
◦SG&A expenses as a percentage of net sales, increased 970 basis points mainly due to deleverage of expenses on lower net sales. This increase in SG&A expenses as a percentage of net sales was mainly due to increased compensation costs, increased occupancy costs, and higher depreciation, partially offset by lower marketing spend.
•Corporate Operating Loss increased 32.1% or $33.1 million to a loss of $136.1 million in the first quarter of fiscal 2024. Excluding items affecting comparability, Corporate operating loss increased $13.5 million to a loss of $116.5 million from a loss of $103.0 million in the first quarter of fiscal 2023. This increase in operating loss was attributed to an increase in SG&A expenses primarily due to increased occupancy costs, increased compensation costs, higher professional fees, and higher information technology costs.

Interest Expense, net
Net interest expense increased 79.9% or $5.9 million to $13.3 million in the first quarter of fiscal 2024 as compared to $7.4 million in the first quarter of fiscal 2023. Excluding items affecting comparability, net interest expense decreased $0.8 million to $6.6 million from $7.4 million in the first quarter of fiscal 2023. This decrease in Interest expense, net was mainly due higher interest income, the favorable impact of the net investment hedges, partially offset by higher interest on the term loan.
Other Expense (Income)
Other expense decreased $9.3 million to $1.4 million in the first quarter of fiscal 2024 as compared to $10.7 million in the first quarter of fiscal 2023. This decrease in other expense was related to a decrease in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 18.2% in the first quarter of fiscal 2024 as compared to 17.3% in the first quarter of fiscal 2023. Excluding items affecting comparability, the effective tax rate was 18.3% in the first quarter of fiscal 2024. This increase in our effective tax rate was primarily attributable to the impact of vesting of equity compensation awards during the period partially offset by geographic mix of earnings.
Net Income (Loss)
Net income decreased 0.1% or $0.3 million to $195.0 million in the first quarter of fiscal 2024 as compared to $195.3 million in the first quarter of fiscal 2023. Excluding items affecting comparability, net income increased $21.0 million to $216.3 million in the first quarter of fiscal 2024 from $195.3 million in the first quarter of fiscal 2023.
Net Income (Loss) per Share
Net income per diluted share was $0.84 in the first quarter of fiscal 2024 as compared to net income per diluted share of $0.79 in the first quarter of fiscal 2023. Excluding items affecting comparability, net income per diluted share increased $0.14 to $0.93 in the first quarter of fiscal 2024 from $0.79 in the first quarter of fiscal 2023, primarily due to higher net income and a decrease in shares outstanding.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, interest expense, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2024 reflect certain items affecting comparability, including the impact of Acquisition costs. There were no items affecting comparability in the first quarter of fiscal 2023. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
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
For a detailed discussion on these non-GAAP measures, see the GAAP to Non-GAAP Reconciliation discussions above in this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	September 30, 2023	October 1, 2022	Change
	(millions)

Net cash provided by (used in) operating activities	$75.3	$(170.4)	$245.7
Net cash provided by (used in) investing activities	(22.8)	146.8	(169.6)
Net cash provided by (used in) financing activities	(149.4)	(226.2)	76.8
Effect of exchange rate changes on cash and cash equivalents	(7.1)	(13.5)	6.4
Net increase (decrease) in cash and cash equivalents	$(104.0)	$(263.3)	$159.3
The Company’s cash and cash equivalents decreased by $104.0 million in the first quarter of fiscal 2024 as compared to a decrease of $263.3 million in the first quarter of fiscal 2023, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $245.7 million primarily due to changes in operating assets and liabilities of $185.8 million, higher impact of non-cash adjustments of $60.2 million, as well as lower net income of $0.3 million.
The $185.8 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Inventories were a use of cash of $29.8 million in the first quarter of fiscal 2024 compared to a use of cash of $181.9 million in the first quarter of fiscal 2023, primarily driven by lower in-transit inventory due to strategic decision to pull back on receipts as well as decreased freight costs.
•Other assets were a use of cash of $29.7 million in the first quarter of fiscal 2024 compared to a use of cash of $111.6 million in the first quarter of fiscal 2023, primarily driven by the change in mark to market on derivative assets, as well as lower prepaid expenses due to prepayment of capital expenditures for the west coast distribution center in the prior year.
•Accrued liabilities were a use of cash of $62.0 million in the first quarter of fiscal 2024 compared to a use of cash of $134.0 million in the first quarter of fiscal 2023, primarily driven by lower Annual Incentive Plan payments compared to prior year.
•Other liabilities were a use of cash of $8.2 million in the first quarter of fiscal 2024 compared to a source of cash of $42.9 million in the first quarter of fiscal 2023, primarily driven by the change in mark to market on derivative liabilities.
•Trade accounts receivable were a use of cash of $55.6 million in the first quarter of fiscal 2024 compared to a use of cash of $15.8 million in the first quarter of fiscal 2023, primarily driven by higher wholesale sales.
Net cash provided by (used in) investing activities
Net cash used in investing activities in the first quarter of fiscal 2024 was $22.8 million as compared to a source of cash of $146.8 million in the first quarter of fiscal 2023, resulting in a $169.6 million increase in net cash used in investing activities.
The $22.8 million use of cash in the first quarter of fiscal 2024 was primarily due to capital expenditures of $20.9 million.
The $146.8 million source of cash in the first quarter of fiscal 2023 was primarily due to proceeds from maturities and sales of investments of $136.2 million, settlement of net investment hedge of $41.9 million, partially offset by capital expenditures of $27.3 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $149.4 million in the first quarter of fiscal 2024 as compared to a use of cash of $226.2 million in the first quarter of fiscal 2023, resulting in a net decrease in use of cash for financing activities of $76.8 million.
The $149.4 million of cash used in the first quarter of fiscal 2024 was primarily due to dividend payments of 80.2 million and taxes paid to net settle share-based awards of $31.6 million as well as debt issuance costs of $31.4 million.

The $226.2 million of cash used in the first quarter of fiscal 2023 was primarily due to repurchase of common stock of $94.9 million and dividend payments of $72.7 million as well as taxes paid to net settle share-based awards of $51.9 million.
Working Capital and Capital Expenditures
As of September 30, 2023, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$622.1	$—	$622.1
Short-term investments(1)	16.7	—	16.7
Revolving Credit Facility(2)	2,000.0	—	2,000.0
Bridge Loan Facility(3)	6,600.0	—	6,600.0
New Term Loan Facilities(4)	1,400.0	—	1,400.0
2027 Term Loan(5)	462.5	462.5	—
3.050% Senior Notes due 2032(6)	500.0	500.0	—
4.125% Senior Notes due 2027(6)	396.6	396.6	—
4.250% Senior Notes due 2025(6)	303.4	303.4	—
Total	$12,301.3	$1,662.5	$10,638.8

(1)    As of September 30, 2023, approximately 62.9% of our cash and short-term investments were held outside the United States.
(2)    On August 30, 2023, pursuant to that certain Amendment No. 1 to Credit Agreement (the "Amendment"), the Company amended its Existing Credit Agreement (as defined below), originally dated as of May 11, 2022, among the Company, as borrower, certain of our subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and the financial institutions parties thereto as lenders (the "Existing Credit Agreement", and as amended by the Amendment, the "Amended Credit Agreement"). Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided increases to the aggregate commitments to the revolving facility under the Existing Credit Agreement from $1.25 billion to $2.0 billion (the “Revolving Facility”). The Revolving Facility will mature on May 11, 2027.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends, and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). Additionally, up to $250 million of the Revolving Facility will be available on a funds certain basis to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. There were no outstanding borrowings on the Revolving Facility as of September 30, 2023.

(3)    In connection with our entry into the Merger Agreement, the Company entered into a commitment letter, dated as of August 10, 2023, with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and the other commitment parties party thereto, to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to $8.0 billion (the "Bridge Facility") to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. Upon entering into the New Term Loan Agreement (as defined below) and, as a result of the commitments thereunder with respect to the New Term Loan Facilities (as defined below), the Bridge Facility commitments were reduced to $6.6 billion. As of September 30, 2023 there were no outstanding borrowings on the Bridge Facility.
(4)    On August 30, 2023, the Company entered into a definitive credit agreement (such agreement, the "New Term Loan Credit Agreement") whereby Bank of America, N.A, as administrative agent, and the other agents party thereto, and a syndicate of banks and financial institutions have committed to lend the Company, subject to the satisfaction or waiver of the conditions set forth in the Term Loan Agreement, a $1.05 billion unsecured term loan facility maturing three years after the term loans thereunder are borrowed (the “Three-Year Term Loan Facility”) and a $350 million term loan facility maturing five years after the term loans thereunder are borrowed (the “Five-Year Term Loan Facility”; and collectively with the Three-Year Term Loan Facility, the “New Term Loan Facilities”). The Company plans to use borrowings under the New Term Loan Facilities to pay a portion of the consideration for the Capri Acquisition and to pay related fees and expenses.
Borrowings under the New Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the forward-looking Secured Overnight Financing Rate ("SOFR") term rate administered by CME Group Benchmark Administration Limited (or any successor administrator) plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on the ratio of (a) consolidated debt (with certain customary deductions for unrestricted cash and permitted investments) to (b) consolidated EBITDAR The applicable margin will initially be (x) in the case of the Three-Year Term Loan Facility, 0.250% for base rate loans and 1.250% for SOFR loans and (y) in the case of the Five-Year Term Loan Facility, 0.375% for base rate loans and 1.375% for SOFR loans. Additionally, the Company will pay a ticking fee of 0.15% on the average daily amount of the unused commitments of the New Term Loan Facilities. There were no outstanding borrowings on the New Term Loan Facilities as of September 30, 2023.
(5)    On May 11, 2022, pursuant to the Existing Credit Agreement, the Company entered into an unsecured $500.0 million Term Loan (the “2027 Term Loan”) which matures on May 11, 2027. The 2027 Term Loan amortizes in an amount equal to 5.00% per annum, with payments made quarterly. As of September 30, 2023, $25.0 million of the 2027 Term Loan is included in Current debt on the Consolidated Balance Sheets. Borrowings under the 2027 Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the ratio (a) consolidated debt to (b) consolidated EBITDAR.
(6)    In March 2015, the Company issued $600.0 million aggregate principal amount of 4.25% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes"). In June 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). In December 2021, the Company completed a cash tender offer for $203.4 million and $296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In addition, in December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes"). As of September 30, 2023, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility, Bridge Loan Facility, and Term Loans are adequately diversified with no undue concentrations in any one financial institution. As of September 30, 2023, there were 18 financial institutions participating in the Revolving Facility, 14 financial institutions participating in the Bridge Loan Facility, and 24 financial institutions participating in the Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 20%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2024 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, and to financial, business and other factors, some of which are beyond the Company's control.
To improve our working capital efficiency, we make available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. We do not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. Refer to Note 2, "Basis of Presentation and Organization," for additional information.
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. During the first quarter of fiscal 2024 capital expenditures and cloud computing implementation costs were $28.6 million. The Company expects total fiscal 2024 capital expenditures and cloud computing cost to be approximately $200.0 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of September 30, 2023 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Merger Agreement with Capri. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the three months ended September 30, 2023.
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of additional permanent financing, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 5, "Acquisitions" and Note 11, "Debt" for further information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's significant accounting policies are described in Note 3 to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2023. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2023. As of September 30, 2023, there have been no material changes to any of the critical accounting policies.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of September 30, 2023 and July 1, 2023, forward currency contracts designated as cash flow hedges with a notional amount of $882.4 million and $842.3 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of September 30, 2023.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Japanese Yen. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of September 30, 2023 and July 1, 2023 the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $278.1 million and $272.3 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at September 30, 2023 and July 1, 2023 was $54.0 million and $39.0 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at September 30, 2023 and July 1, 2023 was $2.6 million and $0.3 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.
The Company is also exposed to foreign currency exchange rate fluctuations with respect to net investment hedges. As of September 30, 2023 and July 1, 2023, we have multiple fixed to fixed cross currency swap agreements with aggregate notional amounts of $1.20 billion and $1.20 billion, respectively, to hedge our net investment in Euro-denominated subsidiaries and Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The fair values of outstanding derivative contracts related to net investment hedges included in long-term assets at September 30, 2023 and July 1, 2023 was $35.1 million and $13.1 million, respectively. The fair values of outstanding derivative contracts related to net investment hedges included in long-term liabilities at September 30, 2023 and July 1, 2023 was $82.4 million and $90.5 million, respectively. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 2.4% and 2.7% in Euros, and 0.1% and (0.3)% in Japanese Yen. Refer to Note 8, "Derivative Investments and Hedging Activities," for additional information.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its indebtedness, which includes a $2.0 Billion Revolving Credit Facility, New Term Loan Facilities, $500.0 Million 2027 Term Loan, the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes (collectively the "Senior Notes") and investments. Refer to Note 11, "Debt," for additional information.
To manage the risks associated with interest rate movements on our debt obligation, including future debt issuances, the Company enters into interest rate derivative contracts. To the extent that these interest rate derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as interest income (expense), while the debt obligation is outstanding. As of September 30, 2023, the total notional value of the outstanding interest rate derivative contracts was $1.5 billion. The fair value of outstanding interest rate derivative contracts included in current assets at September 30, 2023 was $15.6 million. The fair value of these contracts is sensitive to changes in benchmark interest rates. Refer to Note 8, "Derivative Investments and Hedging Activities," for additional information.
The Company is also exposed to changes in interest rates related to the fair value of the Senior Notes. At September 30, 2023, the fair value of the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes was approximately $367 million, $367 million, and $296 million, respectively. At July 1, 2023, the fair value of the 2032 Senior Notes, 2027 Senior Notes, and 2025 Senior Notes was approximately $399 million, $372 million, and $295 million respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have evaluated under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures, as is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the fiscal quarter-end covered by this quarterly report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2024 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, such as to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company’s control, contract disputes, insurance claims and litigation, including wage and hour litigation, with present or former employees.
Although the Company's litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages, the Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or condensed consolidated financial statements. There have been no material developments with respect to any previously reported proceedings.
ITEM 1A. RISK FACTORS
Refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 12, 2022, the Company announced that its Board of Directors authorized a common stock repurchase program to repurchase up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes. As of September 30, 2023 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Merger Agreement with Capri. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the three months ended September 30, 2023.

ITEM 5. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended September 30, 2023.
ITEM 6.     EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 10, 2023, by and among Tapestry, Inc., Sunrise Merger Sub, Inc. and Capri Holdings Limited, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 10, 2023 (File No. 001-16153)

10.1
Amendment No. 1 to Credit Agreement, dated as of August 30, 2023, among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 1, 2023.

10.2
Term Loan Credit Agreement, dated as of August 30, 2023, among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 1, 2023.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Company's Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Company's Chief Financial Officer
32.1**	Section 1350 Certification of the Company's Chief Executive Officer
32.2**	Section 1350 Certification of the Company's Chief Financial Officer
101.INS*	Inline XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed Herewith
** Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY, INC.
(Registrant)

By:	/s/ Manesh B. Dadlani
Name:	Manesh B. Dadlani
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: November 9, 2023