Form 10-Q
period 2023-12-30
TAPESTRY, INC.
filed 2024-02-08
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 26, 2024, the Registrant had 229,366,154 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) the impact of the coronavirus ("Covid-19") pandemic; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) our ability to successfully implement the initiatives under our 2025 growth strategy; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations on our sales or operating results; (ix) the risk of cyber security threats and privacy or data security breaches; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiii) our ability to achieve intended benefits, cost savings and synergies from acquisitions, including our proposed acquisition of Capri Holdings Limited ("Capri"); (xiv) satisfaction of the conditions precedent to consummation of the proposed acquisition of Capri, including the ability to secure regulatory approvals on the terms expected, at all or in a timely manner; (xv) the impact of pending and potential future legal proceedings; (xvi) the risks associated with climate change and other corporate responsibility issues and (xvii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2023	July 1, 2023
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,833.1	$726.1
Short-term investments	629.2	15.4
Trade accounts receivable, less allowances for credit losses of $5.9 and $5.8, respectively	245.6	211.5
Inventories	824.9	919.5
Income tax receivable	241.6	231.1
Prepaid expenses	140.9	126.3
Other current assets	127.2	133.6
Total current assets	9,042.5	2,363.5
Property and equipment, net	539.2	564.5
Operating lease right-of-use assets	1,371.0	1,378.7
Goodwill	1,233.2	1,227.5
Intangible assets	1,356.9	1,360.1
Deferred income taxes	40.3	40.4
Other assets	232.3	182.1
Total assets	$13,815.4	$7,116.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$462.9	$416.9
Accrued liabilities	654.1	547.1
Current portion of operating lease liabilities	305.6	297.5
Current debt	25.0	25.0
Total current liabilities	1,447.6	1,286.5
Long-term debt	7,714.4	1,635.8
Long-term operating lease liabilities	1,294.7	1,333.7
Deferred income taxes	307.6	240.0
Long-term income taxes payable	21.7	43.5
Other liabilities	369.6	299.5
Total liabilities	11,155.6	4,839.0

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 229.4 million and 227.4 million shares, respectively	2.3	2.3
Additional paid-in-capital	3,695.8	3,682.2
Retained earnings (accumulated deficit)	(859.9)	(1,216.8)
Accumulated other comprehensive income (loss)	(178.4)	(189.9)
Total stockholders' equity	2,659.8	2,277.8
Total liabilities and stockholders' equity	$13,815.4	$7,116.8
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$2,084.5	$2,025.4	$3,597.7	$3,531.9
Cost of sales	591.3	636.1	1,006.8	1,088.0
Gross profit	1,493.2	1,389.3	2,590.9	2,443.9
Selling, general and administrative expenses	1,045.6	971.1	1,890.1	1,771.4
Operating income (loss)	447.6	418.2	700.8	672.5
Interest expense, net	49.2	7.9	62.5	15.3
Other expense (income)	(4.7)	(6.6)	(3.3)	4.1
Income (loss) before provision for income taxes	403.1	416.9	641.6	653.1
Provision (benefit) for income taxes	80.8	87.0	124.3	127.9
Net income (loss)	$322.3	$329.9	$517.3	$525.2
Net income (loss) per share:
Basic	$1.41	$1.38	$2.26	$2.19
Diluted	$1.39	$1.36	$2.23	$2.14
Shares used in computing net income (loss) per share:
Basic	229.3	239.3	228.7	240.3
Diluted	231.7	243.3	232.0	245.0

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$322.3	$329.9	$517.3	$525.2
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(41.0)	(22.5)	(9.7)	(14.8)
Unrealized gains (losses) on available-for-sale investments, net	—	—	—	0.5
Foreign currency translation adjustments	17.9	(2.4)	21.2	(32.6)
Other comprehensive income (loss), net of tax	(23.1)	(24.9)	11.5	(46.9)
Comprehensive income (loss)	$299.2	$305.0	$528.8	$478.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 30, 2023	December 31, 2022
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$517.3	$525.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	85.8	88.6
Provision for bad debt	2.2	2.8
Share-based compensation	42.2	34.8
Deferred income taxes	79.5	32.1
Changes to lease related balances, net	(23.5)	(16.5)
Other non-cash charges, net	20.6	(23.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(48.0)	(19.5)
Inventories	103.8	11.5
Accounts payable	56.3	(60.2)
Accrued liabilities	87.0	(60.6)
Other liabilities	(29.8)	(7.6)
Other assets	8.4	(45.1)
Net cash provided by (used in) operating activities	901.8	462.4
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(611.3)	(4.3)
Proceeds from maturities and sales of investments	—	151.8
Purchases of property and equipment	(43.7)	(108.8)
Settlement of net investment hedge	—	41.9
Net cash provided by (used in) investing activities	(655.0)	80.6
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(160.4)	(144.2)
Repurchase of common stock	—	(300.0)
Proceeds from issuance of debt, net of discount	6,089.5	—
Payment of debt issuance costs	(78.2)	—
Proceeds from share-based awards	3.3	13.8
Repayment of debt	(12.5)	(18.8)
Taxes paid to net settle share-based awards	(31.9)	(55.0)
Payments of finance lease liabilities	(0.6)	(0.5)
Net cash provided by (used in) financing activities	5,809.2	(504.7)
Effect of exchange rate changes on cash and cash equivalents	51.0	2.1
Net (decrease) increase in cash and cash equivalents	6,107.0	40.4
Cash and cash equivalents at beginning of period	726.1	789.8
Cash and cash equivalents at end of period	6,833.1	830.2
Supplemental information:
Cash paid for income taxes, net	$93.0	$138.3
Cash paid for interest	$45.8	$38.9
Non-cash investing activity - property and equipment obligations	$19.0	$6.8
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
The results of operations, cash flows and comprehensive income for the six months ended December 30, 2023 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2024 ("fiscal 2024").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2024 will be a 52-week period. Fiscal 2023, ended on July 1, 2023, was also a 52-week period. The second quarter of fiscal 2024 ended on December 30, 2023 and the second quarter of fiscal 2023 ended on December 31, 2022, both of which were 13-week periods.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends improved. In the first half of fiscal 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of December 30, 2023 and July 1, 2023, $334.9 million and $305.4 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Consolidated Balance Sheets.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning in fiscal year 2026, with early adoption permitted, and should be applied either

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the six months ended December 30, 2023.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended December 30, 2023
Coach	$1,016.9	$229.2	$209.7	$86.1	$1,541.9
Kate Spade	387.7	11.3	37.6	23.8	460.4
Stuart Weitzman	53.6	24.2	0.9	3.5	82.2
Total	$1,458.2	$264.7	$248.2	$113.4	$2,084.5

Three Months Ended December 31, 2022
Coach	$985.4	$196.0	$200.6	$67.7	$1,449.7
Kate Spade	418.5	9.8	37.4	24.6	490.3
Stuart Weitzman	56.8	20.1	0.3	8.2	85.4
Total	$1,460.7	$225.9	$238.3	$100.5	$2,025.4

Six Months Ended December 30, 2023
Coach	$1,703.4	$449.5	$384.9	$161.5	$2,699.3
Kate Spade	627.9	22.1	68.2	45.4	763.6
Stuart Weitzman	88.3	37.7	1.3	7.5	134.8
Total	$2,419.6	$509.3	$454.4	$214.4	$3,597.7

Six Months Ended December 31, 2022
Coach	$1,654.5	$405.8	$368.5	$140.2	$2,569.0
Kate Spade	673.1	20.8	69.0	49.3	812.2
Stuart Weitzman	99.0	35.2	0.5	16.0	150.7
Total	$2,426.6	$461.8	$438.0	$205.5	$3,531.9

(1)    Greater China includes mainland China, Hong Kong SAR and Macao SAR, and Taiwan.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, Singapore, South Korea, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of December 30, 2023 and July 1, 2023 was $43.9 million and $43.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended December 30, 2023, net sales of $21.3 million were recognized from amounts recorded as deferred revenue as of July 1, 2023. For the six months ended December 31, 2022, net sales of $17.0 million were recognized from amounts recorded as deferred revenue as of July 2, 2022.

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
The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. During the quarter ended December 30, 2023, the Company issued $4.5 billion senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.5 billion Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, in addition to the $1.4 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed in the first quarter of fiscal 2024, completes the expected financing for the Capri Acquisition. Until the close of the transaction, the Company will maintain the proceeds from the issuance of the Capri Acquisition Senior Notes in Cash and cash equivalents and Short-term investments. Refer to Note 11, "Debt," for further information on our existing debt instruments related to the acquisition and Note 12, "Fair Value Measurements," and Notes 13, "Investments," for further detail on our cash equivalents and Short-term investments.
In conjunction with the Capri Acquisition, during the three and six months ended December 30, 2023, the Company incurred $72.4 million and $98.7 million, respectively, in pre-tax expenses primarily related to financing-related expenses and professional fees.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 1, 2023	$597.5	$630.0	$—	$1,227.5
Foreign exchange impact	4.8	0.9	—	$5.7
Balance at December 30, 2023	$602.3	$630.9	$—	$1,233.2

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of December 30, 2023 and July 1, 2023.
Intangible Assets
Intangible assets consist of the following:

	December 30, 2023			July 1, 2023
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(53.2)	$47.1	$100.3	$(50.0)	$50.3
Total intangible assets subject to amortization	100.3	(53.2)	47.1	100.3	(50.0)	50.3
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(53.2)	$1,356.9	$1,410.1	$(50.0)	$1,360.1
Amortization expense for the Company’s definite-lived intangible assets for the three and six months ended December 30, 2023 was $1.6 million and $3.2 million, respectively. Amortization expense for the Company’s definite-lived intangible assets for the three and six months ended December 31, 2022 was $1.6 million and $3.3 million, respectively.
As of December 30, 2023, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2024	$3.3
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Fiscal 2028	6.5
Thereafter	17.8
Total	$47.1
The expected amortization expense above reflects remaining useful lives ranging from approximately 6.2 to 8.5 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
7. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2022	241.2	$2.4	$3,620.2	$(1,166.2)	$(170.9)	$2,285.5
Net income (loss)	—	—	—	195.3	—	195.3
Other comprehensive income (loss)	—	—	—	—	(22.0)	(22.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.7	—	(45.8)	—	—	(45.8)
Share-based compensation	—	—	15.1	—	—	15.1
Repurchase of common stock	(3.0)	—	—	(100.0)	—	(100.0)
Dividends declared ($0.30 per share)	—	—	—	(72.7)	—	(72.7)
Balance at October 1, 2022	240.9	$2.4	$3,589.5	$(1,143.6)	$(192.9)	$2,255.4
Net income (loss)	—	—	—	329.9	—	329.9
Other comprehensive income (loss)	—	—	—	—	(24.9)	(24.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.5	—	4.6	—	—	4.6
Share-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock	(5.4)	$—	$—	$(200.0)	$—	(200.0)
Dividends declared ($0.30 per share)	—	—	—	(71.5)	—	(71.5)
Balance at December 31, 2022	236.0	$2.4	$3,613.8	$(1,085.2)	$(217.8)	$2,313.2

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8
Net income (loss)	—	—	—	195.0	—	195.0
Other comprehensive income (loss)	—	—	—	—	34.6	34.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	(31.2)	—	—	(31.2)
Share-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at September 30, 2023	229.2	$2.3	$3,670.7	$(1,102.0)	$(155.3)	$2,415.7
Net income (loss)	—	—	—	322.3	—	322.3
Other comprehensive income (loss)	—	—	—	—	(23.1)	(23.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	2.6	—	—	2.6
Share-based compensation	—	—	22.5	—	—	22.5
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at December 30, 2023	229.4	$2.3	$3,695.8	$(859.9)	$(178.4)	$2,659.8

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)
Other comprehensive income (loss) before reclassifications	(16.7)	0.5	(32.6)	(48.8)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.9)	—	—	(1.9)
Net current-period other comprehensive income (loss)	(14.8)	0.5	(32.6)	(46.9)
Balances at December 31, 2022	$(17.1)	$—	$(200.7)	$(217.8)

Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	(3.3)	—	21.2	17.9
Less: amounts reclassified from accumulated other comprehensive income to earnings	6.4	—	—	6.4
Net current-period other comprehensive income (loss)	(9.7)	—	21.2	11.5
Balances at December 30, 2023	$25.2	$—	$(203.6)	$(178.4)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of ($3.0) million and $0.3 million as of December 30, 2023 and December 31, 2022, respectively. The amounts reclassified from AOCI are net of tax of $2.4 million and $0.9 million as of December 30, 2023 and December 31, 2022, respectively.
(2)    The ending balances of AOCI related to foreign currency translation adjustments includes a loss of $49.4 million, net of tax of $11.4 million, and a loss of $66.0 million, net of tax of $0.1 million, as of December 30, 2023 and December 31, 2022, respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations.
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
For cash flow derivative instruments that qualify for hedge accounting, the changes in the fair value of these instruments are recognized as a component of Accumulated other comprehensive income (loss) ("AOCI") until the hedged item is recognized in earnings. For derivative instruments that are designated as a net investment hedge, the changes in the fair value of the instruments are recognized as a component of AOCI, and upon discontinuation of the hedge remain in AOCI until the net investment is sold or liquidated.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
If it is determined that a derivative instrument has not been highly effective and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued, and further gains (losses) are recognized in earnings within foreign currency gains (losses) or interest income (expense). Upon discontinuance of hedge accounting, the cumulative change in fair value of cash flow derivatives previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses) or interest income (expense).
For foreign currency derivative instruments which are not designated as hedges, the changes in fair value of the instruments are recorded through earnings. These changes generally offset the revaluation of certain underlying assets and liabilities.
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Euro. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third party. Current maturity dates range from January 2024 to September 2025. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations. The maturity date of most instruments held as of December 30, 2023 are in February 2024, and such contracts are typically renewed upon maturity if the related balance has not been settled.
During fiscal 2024, the Company also entered into interest rate derivative contracts to reduce its risks related to changes in the benchmark interest rates on its debt obligations. Any premiums related to these instruments were excluded from the Company's measurement of hedge effectiveness, and were amortized over the period between the hedge execution and the contract maturity. The related gains (losses) were initially deferred in AOCI and are subsequently recognized in the Consolidated Statements of Operations as interest income (expense) in the same periods during which the hedged interest payments associated with the Company’s borrowings are recorded in earnings. As of December 30, 2023, there were no interest rate derivative contracts outstanding.
The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries, including our net investment in Euro-denominated subsidiaries and Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from April 2025 to March 2032.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of December 30, 2023 and July 1, 2023:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	December 30, 2023	July 1, 2023	Consolidated Balance Sheet Classification	December 30, 2023	July 1, 2023	Consolidated Balance Sheet Classification	December 30, 2023	July 1, 2023
	(millions)
Designated hedge instruments:
FC - Inventory purchases(1)	$833.2	$842.3	Other Current Assets	$28.1	$38.6	Accrued Liabilities	$3.8	$0.1
CCS - Net investment hedges(2)	1,200.0	1,200.0	Other Assets	71.8	13.1	Other Liabilities	154.6	90.5
Total designated hedge instruments	$2,033.2	$2,042.3		$99.9	$51.7		$158.4	$90.6
Undesignated hedging instruments:
FC - Intercompany liabilities and loans(3)	241.1	272.3	Other Current Assets	0.6	0.4	Accrued Liabilities	—	0.2
Total Hedges	$2,274.3	$2,314.6		$100.5	$52.1		$158.4	$90.8

(1)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in cash flow hedging relationships.
(2)Represents cross currency swap contracts ("CCS") designated as derivative instruments in net investment hedging relationships.
(3)Represents forward foreign currency exchange contracts ("FC") not designated as hedges.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of December 30, 2023 and December 31, 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Six Months Ended
	December 30, 2023	December 31, 2022
	(millions)
Cash flow hedges:
Inventory purchases(1)	$4.8	$(17.0)
Interest rates(2)	(10.4)	—
Total cash flow hedges	$(5.6)	$(17.0)
Other:
Net investment hedges(3)	(5.9)	(69.9)
Total other	$(5.9)	$(69.9)
Total hedges	$(11.5)	$(86.9)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Six Months Ended
		December 30, 2023	December 31, 2022
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$12.6	$(2.8)
Interest rates(2)	Other income (expense)	(8.6)	—
Total hedges		$4.0	$(2.8)

(1)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in cash flow hedging relationships.
(2)Represents forward interest rate contracts ("IC") designated as derivative instruments in cash flow hedging relationships.
(3)Represents cross currency swap contracts ("CCS") designated as derivative instruments in net investment hedging relationships, for which the difference between changes in fair value and periodic amortization of excluded components is recorded within AOCI.
The Company expects that $26.1 million of net derivative gain related to inventory purchases and interest rates included in Accumulated other comprehensive income at December 30, 2023 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and benchmark interest rates.
The Company assesses the cross-currency swaps used as net investment hedges under the spot method. This results in the cross-currency basis spread being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense in the Company’s consolidated statements of operations. Accordingly, the Company recorded net interest income of $14.3 million and $13.8 million during the six months ended December 30, 2023 and December 31, 2022, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(millions, except per share data)
Net income (loss)	$322.3	$329.9	$517.3	$525.2

Weighted-average basic shares	229.3	239.3	228.7	240.3
Dilutive securities:
Effect of dilutive securities	2.4	4.0	3.3	4.7
Weighted-average diluted shares	231.7	243.3	232.0	245.0

Net income (loss) per share:
Basic	$1.41	$1.38	$2.26	$2.19
Diluted	$1.39	$1.36	$2.23	$2.14
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 30, 2023 and December 31, 2022, there were 5.5 million and 6.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(millions)
Share-based compensation expense	$22.5	$19.7	$42.2	$34.8
Income tax benefit related to share-based compensation expense	4.2	3.7	7.9	6.7
Stock Options
A summary of stock option activity during the six months ended December 30, 2023 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 1, 2023	8.7
Granted	1.3
Exercised	(0.1)
Forfeited or expired	(0.8)
Outstanding at December 30, 2023	9.1
The weighted-average grant-date fair value of options granted during the six months ended December 30, 2023 and December 31, 2022 was $10.30 and $12.03, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	December 30, 2023	December 31, 2022
Expected term (years)	5.0	4.9
Expected volatility	44.8%	48.6%
Risk-free interest rate	4.5%	3.3%
Dividend yield	4.2%	3.4%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 30, 2023 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 1, 2023	5.9
Granted	2.3
Vested	(2.7)
Forfeited	(0.2)
Non-vested at December 30, 2023	5.3
The weighted-average grant-date fair value of share awards granted during the six months ended December 30, 2023 and December 31, 2022 was $33.66 and $35.21, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 30, 2023 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 1, 2023	0.7
Granted	0.4
Change due to performance condition achievement	0.1
Vested	—
Forfeited	—
Non-vested at December 30, 2023	1.2
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 30, 2023 and December 31, 2022 was $33.59 and $35.31, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 30, 2023	July 1, 2023
	(millions)
Current debt:
Term Loan due 2027	$25.0	$25.0
Total current debt	$25.0	$25.0

Long-term debt:
Term Loan due 2027	$431.3	$443.8
USD Senior Notes:
4.250% Senior Notes due 2025	303.4	303.4
7.050% Senior Notes due 2025	500.0	—
7.000% Senior Notes due 2026	750.0	—
4.125% Senior Notes due 2027	396.6	396.6
7.350% Senior Notes due 2028	1,000.0	—
7.700% Senior Notes due 2030	1,000.0	—
3.050% Senior Notes due 2032	500.0	500.0
7.850% Senior Notes due 2033	1,250.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	552.1	—
5.375% EUR Senior Notes due 2027(1)	552.1	—
5.875% EUR Senior Notes due 2031(1)	552.1	—
Total long-term debt	7,787.6	1,643.8
Less: Unamortized discount and debt issuance costs on Senior Notes	(73.2)	(8.0)
Total long-term debt, net	$7,714.4	$1,635.8

(1)The carrying amounts of the Capri Acquisition EUR Senior Notes (as defined below) include the impact of changes in the exchange rate of the United States Dollar against the Euro.
During the three and six months ended December 30, 2023, the Company recognized interest expense related to its debt of $88.6 million and $110.9 million, respectively, which is inclusive of $25.9 million and $28.5 million, respectively, related to Bridge Facility (as defined below) financing fees. During the three and six months ended December 31, 2022, the Company recognized interest expense related to its debt of $18.1 million and $34.4 million, respectively.
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. During the quarter ended December 30, 2023, the Company issued $4.5 billion Capri Acquisition USD Senior Notes and €1.5 billion Capri Acquisition EUR Senior Notes which, in addition to the $1.4 billion of delayed draw Capri Acquisition Term Loan Facilities executed in the first quarter of fiscal 2024, completes the expected financing for the Capri Acquisition. Refer to Note 5, "Acquisitions" for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Bridge Facility
In connection with our entry into the Merger Agreement, the Company entered into a commitment letter, dated as of August 10, 2023, with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and the other commitment parties party thereto, to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to $8.0 billion (the "Bridge Facility") to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. Upon entering into the Capri Acquisition Term Loan Agreement (as defined below) and, as a result of the commitments thereunder with respect to the Capri Acquisition Term Loan Facilities (as defined below), the Bridge Facility commitments were reduced to $6.6 billion. In November 2023, the Bridge Facility was terminated upon the issuance of approximately $6.1 billion of the Capri Acquisition Senior Notes by the Company. Refer to the "Capri Acquisition USD Senior Notes" and "Capri Acquisition EUR Senior Notes" paragraphs below.
Capri Acquisition Term Loan Facilities
On August 30, 2023, the Company entered into a definitive credit agreement (such agreement, the "Capri Acquisition Term Loan Credit Agreement") whereby Bank of America, N.A, as administrative agent, and the other agents party thereto, and a syndicate of banks and financial institutions have committed to lend the Company, subject to the satisfaction or waiver of the conditions set forth in the Term Loan Agreement, a $1.05 billion unsecured term loan facility maturing three years after the term loans thereunder are borrowed (the “Three-Year Term Loan Facility”) and a $350 million term loan facility maturing five years after the term loans thereunder are borrowed (the “Five-Year Term Loan Facility”; and collectively with the Three-Year Term Loan Facility, the “Capri Acquisition Term Loan Facilities”). The Company plans to use borrowings under the Capri Acquisition Term Loan Facilities to pay a portion of the consideration for the Capri Acquisition and to pay related fees and expenses.
Borrowings under the Capri Acquisition Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the forward-looking Secured Overnight Financing Rate ("SOFR") term rate administered by CME Group Benchmark Administration Limited (or any successor administrator) plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on the ratio of (a) consolidated debt (with certain customary deductions for unrestricted cash and permitted investments) to (b) consolidated EBITDAR. The applicable margin will initially be (x) in the case of the Three-Year Term Loan Facility, 0.250% for base rate loans and 1.250% for SOFR loans and (y) in the case of the Five-Year Term Loan Facility, 0.375% for base rate loans and 1.375% for SOFR loans. Additionally, the Company will pay a ticking fee of 0.15% on the average daily amount of the unused commitments of the Capri Acquisition Term Loan Facilities. There were no outstanding borrowings on the Capri Acquisition Term Loan Facilities as of December 30, 2023.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends, and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). Additionally, up to $250 million of the Revolving Facility will be available on a funds certain basis to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. There were no outstanding borrowings on the Revolving Facility as of December 30, 2023.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Capri Acquisition USD Senior Notes
On November 27, 2023, the Company issued $4.5 billion aggregate principal amount of senior unsecured notes, consisting of $500.0 million aggregate principal amount of 7.050% senior unsecured notes due November 27, 2025 at 99.890% of par (the “7.050% Senior Notes due 2025”), $750.0 million aggregate principal amount of 7.000% senior unsecured notes due November 27, 2026 at 99.803% of par (the “7.000% Senior Notes due 2026”), $1.0 billion aggregate principal amount of 7.350% senior unsecured notes due November 27, 2028 at 99.724% (the “7.350% Senior Notes due 2028”), $1.0 billion aggregate principal amount of 7.700% Senior Notes due November 27, 2030 at 99.712% of par (the “7.700% Senior Notes due 2030”) and $1.25 billion aggregate principal amount of our 7.850% Senior Notes due November 27, 2033 at 99.475% (the “7.850% Senior Notes due 2033" and, together with the 7.050% Senior Notes due 2025, the 7.000% Senior Notes due 2026, the 7.350% Senior Notes due 2028 and the 7.700% Senior Notes due 2030, the “Capri Acquisition USD Senior Notes”). The Company will pay interest semi-annually on the Capri Acquisition USD Senior Notes on May 27 and November 27 of each year, commencing on May 27, 2024.
If (i) the Capri Acquisition has not been completed by February 10, 2025 (or such later date mutually agreed between the Company and Capri) (such date, the “special mandatory redemption end date”), (ii) prior to the special mandatory redemption end date, the Merger Agreement is terminated in accordance with its terms or (iii) the Company otherwise notifies the trustee that it will not pursue the consummation of the Capri Acquisition, all of the Capri Acquisition USD Senior Notes will be redeemed at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.
Capri Acquisition EUR Senior Notes
On November 27, 2023, the Company issued €1.5 billion aggregate principal amount of senior unsecured notes, consisting of €500.0 million aggregate principal amount of 5.350% senior unsecured notes due November 27, 2025 at 99.878% of par (the “5.350% EUR Senior Notes due 2025”), €500.0 million aggregate principal amount of 5.375% senior unsecured notes due November 27, 2027 at 99.723% of par (the 5.375% EUR Senior Notes due 2027”) and €500.0 million aggregate principal amount of our 5.875% senior unsecured notes due November 27, 2031 at 99.248% of par (the “5.875% EUR Senior Notes due 2031" and, together with the 5.350% EUR Senior Notes due 2025 and the 5.375% EUR Senior Notes due 2027, the “Capri Acquisition EUR Senior Notes” and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes"). The Company will pay interest annually on the Capri Acquisition EUR Senior Notes on November 27 of each year, commencing on November 27, 2024. As of December 30, 2023, the carrying amount for each of the Capri Acquisition EUR Senior Notes was $552.1 million.
If (i) the Capri Acquisition has not been completed by the special mandatory redemption end date, (ii) prior to the special mandatory redemption end date, the Merger Agreement is terminated in accordance with its terms or (iii) the Company otherwise notifies the trustee that it will not pursue the consummation of the Capri Acquisition, all of the Capri Acquisition EUR Senior Notes will be redeemed at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.
2027 Term Loan
On May 11, 2022, pursuant to the Existing Credit Agreement, the Company entered into an unsecured $500.0 million Term Loan (the “Term Loan due 2027”) which matures on May 11, 2027. The Term Loan due 2027 amortizes in an amount equal to 5.000% per annum, with payments made quarterly. As of December 30, 2023, $25.0 million of the Term Loan due 2027 is included in Current debt on the Consolidated Balance Sheets. Borrowings under the Term Loan due 2027 bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the ratio (a) consolidated debt to (b) consolidated EBITDAR.
2025, 2027, 2032 Senior Notes
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "4.250% Senior Notes due 2025"). In June 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the 4.125% Senior Notes due 2027"). In December 2021, the Company completed a cash tender offer for $296.6 million and $203.4 million of the outstanding aggregate principal amount under its 4.250% Senior Notes due 2025 and 4.125% Senior Notes due 2027, respectively. In addition, in December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "3.050% Senior Notes due 2032").

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Under the Amended Credit Agreement, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00. After giving effect to the Capri Acquisition, the Company will be required under the Amended Credit Agreement and the Capri Acquisition Term Loan Agreement to comply on a quarterly basis with a maximum net leverage ratio of (i) from and including the closing date of the Capri Acquisition to but excluding June 28, 2025, 4.75 to 1.00, (ii) from and including June 28, 2025 to but excluding June 27, 2026, 4.50 to 1.00, and (iii) from and including June 27, 2026 and thereafter, 4.00 to 1.00. As of December 30, 2023, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at December 30, 2023 and July 1, 2023 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy:

	December 30, 2023	July 1, 2023
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	299.7	295.1
7.050% Senior Notes due 2025	511.8	—
7.000% Senior Notes due 2026	777.9	—
4.125% Senior Notes due 2027	378.5	371.7
7.350% Senior Notes due 2028	1,049.8	—
7.700% Senior Notes due 2030	1,055.1	—
3.050% Senior Notes due 2032	407.5	399.5
7.850% Senior Notes due 2033	1,337.1	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	563.5	—
5.375% EUR Senior Notes due 2027(1)	571.8	—
5.875% EUR Senior Notes due 2031(1)	580.6	—

(1)The fair values of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 30, 2023 and July 1, 2023:

	Level 1		Level 2
	December 30, 2023	July 1, 2023	December 30, 2023	July 1, 2023
	(millions)
Assets:
Cash equivalents(1)	$887.1	$155.7	$33.7	$11.9
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	459.8	—
Government securities - U.S.(2)	56.2	—	—	—
Corporate debt securities - U.S.(2)	—	—	94.7	—
Corporate debt securities - non U.S.(2)	—	—	—	—
Other	—	—	17.9	14.8
Long-term investments:
Other	—	—	1.3	1.3
Derivative assets:
Inventory-related instruments(3)	—	—	28.1	38.6
Net investment hedges(3)	—	—	71.8	13.1
Intercompany loans and payables(3)	—	—	0.6	0.4
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	3.8	0.1
Net investment hedges(3)	—	—	154.6	90.5
Intercompany loans and payables(3)	—	—	—	0.2

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
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three and six months ended December 30, 2023 and December 31, 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of December 30, 2023 and July 1, 2023:

	December 30, 2023			July 1, 2023
	Short-term	Long-term(3)	Total	Short-term	Long-term(3)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$459.8	$—	$459.8	$—	$—	$—
Government securities - U.S.(2)	56.2	—	56.2	—	—	—
Corporate debt securities - U.S.(2)	94.7	—	94.7	—	—	—
Available-for-sale investments, total	$610.7	$—	$610.7	$—	$—	$—
Other:
Time deposits(1)	$0.6	$—	$0.6	$0.6	$—	$0.6
Other	17.9	1.3	19.2	14.8	1.3	16.1
Total Investments	$629.2	$1.3	$630.5	$15.4	$1.3	$16.7

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities, as of period end, have maturity dates during their respective fiscal years and are recorded at fair value.
(3)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the periods ended December 30, 2023 and July 1, 2023.
14. COMMITMENTS AND CONTINGENCIES
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 5, "Acquisitions" for further information.
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $37.8 million and $37.1 million outstanding at December 30, 2023 and July 1, 2023, respectively. The agreements, which expire at various dates through fiscal year 2040, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of December 30, 2023 related to debt repayments. Refer to Note 11, "Debt," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes net sales of each of the company's segments for the three and six months ended December 30, 2023 and December 31, 2022:

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(millions)
Segment net sales:
Coach	$1,541.9	$1,449.7	$2,699.3	$2,569.0
Kate Spade	460.4	490.3	763.6	812.2
Stuart Weitzman	82.2	85.4	134.8	150.7
Total Net sales:	$2,084.5	$2,025.4	$3,597.7	$3,531.9

The following table summarizes segment operating profit of each of the company's segments and reconciliation to Income (loss) before provision for income taxes for the three and six months ended December 30, 2023 and December 31, 2022:

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(millions)
Segment operating profit:
Coach	$528.3	$453.2	$899.6	$792.4
Kate Spade	72.1	69.0	98.7	92.2
Stuart Weitzman	1.4	0.7	(7.2)	(4.4)
Total segment operating profit:	$601.8	$522.9	$991.1	$880.2
Unallocated corporate expenses(1)	154.2	104.7	290.3	207.7
Unallocated other charges, net(2)	44.5	1.3	59.2	19.4
Income (loss) before provision for income taxes	$403.1	$416.9	$641.6	$653.1

The following table summarizes depreciation and amortization expense of each of the company's segments for the three and six months ended December 30, 2023 and December 31, 2022:

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(millions)
Depreciation and amortization expense(3):
Coach	$20.9	$24.7	$43.9	$47.0
Kate Spade	9.5	11.2	19.3	22.3
Stuart Weitzman	2.5	2.7	5.3	5.1
Unallocated corporate(1)	8.6	6.2	17.3	14.2
Total Depreciation and amortization expense:	$41.5	$44.8	$85.8	$88.6

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
•Results of operations. An analysis of our results of operations in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 and first six months of fiscal 2024 compared to the first six months of fiscal 2023.
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

Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited ("Capri") for $57.00 per share in cash for a total enterprise value of approximately $8.5 billion (the "Capri Acquisition"). The Capri Acquisition, once completed, will bring together six highly complementary brands with global reach, powered by the Company’s data-rich customer engagement platform and diversified, direct-to-consumer operating model. The transaction is expected to close during calendar year 2024. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. During the quarter ended December 30, 2023, the Company issued $4.5 billion Capri Acquisition USD Senior Notes and €1.5 billion Capri Acquisition EUR Senior Notes which, in addition to the $1.4 billion of delayed draw Capri Acquisition Term Loan Facilities executed in the first quarter of fiscal 2024, completes the expected financing for the Capri Acquisition. Refer to Note 5, "Acquisitions" for further information.
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
Current Macroeconomic Conditions and Outlook
During the second quarter of fiscal 2024, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. Some of these organizations have recently revised the forecast slightly upwards since the first quarter of fiscal 2024. The updated forecast is still below the historical average, which is reflective of the current volatile environment, including tighter monetary and fiscal policies which have started to moderate inflation, financial market volatility, and the negative economic impacts of geopolitical instability in certain regions of the world.
In the second quarter of fiscal 2024, freight costs have continued to moderate as compared to prior year. As a result, during the three months and six months ended December 30, 2023, the Company incurred lower freight expense of $32.9 million and $54.1 million respectively, positively impacting gross margin by approximately 170 basis points and 160 basis points when compared to the prior year.
In the second quarter of fiscal 2024, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, for the three and six months ended December 31, 2023, decreased Net sales of $7.1 million and $26.3 million, positive impact to gross margin of approximately 30 basis points and 10 basis points, and impact to operating margin of approximately 10 positive basis points and 10 negative basis points, respectively.
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
Geopolitical Disruptions to Supply Chain
During the second quarter of fiscal 2024, certain geopolitical events have impacted trade routes in the Red Sea which could potentially increase inventory transit times and costs in the second half of fiscal 2024 and into fiscal 2025. The Company is taking actions to minimize any potential disruptions and at this time, does not anticipate material impact to our business or operating results. We will continue to closely monitor the situation.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends improved. In the first half of fiscal 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
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

RESULTS OF OPERATIONS
SECOND QUARTER FISCAL 2024 COMPARED TO SECOND QUARTER FISCAL 2023
The following table summarizes results of operations for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,084.5	100.0%	$2,025.4	100.0%	$59.1	2.9%
Gross profit	1,493.2	71.6	1,389.3	68.6	103.9	7.5
SG&A expenses	1,045.6	50.2	971.1	47.9	74.5	7.7
Operating income (loss)	447.6	21.5	418.2	20.6	29.4	7.0
Interest expense, net	49.2	2.4	7.9	0.4	41.3	NM
Other expense (income)	(4.7)	(0.2)	(6.6)	(0.3)	1.9	29.0
Provision for income taxes	80.8	3.9	87.0	4.3	(6.2)	(7.1)
Net income (loss)	322.3	15.5	329.9	16.3	(7.6)	(2.3)
Net income (loss) per share:
Basic	$1.41		$1.38		$0.03	2.0
Diluted	$1.39		$1.36		$0.03	2.6

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. There were no charges affecting comparability during the second quarter of fiscal 2023. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Second Quarter Fiscal 2024 Items

	Three Months Ended December 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$528.3	$—	$528.3
Kate Spade	72.1	—	72.1
Stuart Weitzman	1.4	—	1.4
Corporate	(154.2)	(28.3)	(125.9)
Operating income (loss)	$447.6	$(28.3)	$475.9

Net income (loss)	$322.3	$(54.4)	$376.7
Net income (loss) per diluted common share	$1.39	$(0.24)	$1.63
In the second quarter of fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $72.4 million attributable to the Capri Acquisition. These charges include:
◦Interest expense, net: $44.1 million of financing related charges, which primarily includes Bridge Facility financing fees, and the net impact of the Capri Acquisition Senior Notes;

◦SG&A expenses: $28.3 million primarily related to professional fees recorded within Corporate.
    These actions taken together negatively impacted operating income by $28.3 million, increased interest expense by $44.1 million and reduced the provision for income tax by $18.0 million resulting in a net decrease in net income by $54.4 million or $0.24 per diluted share.
Supplemental Segment Data

	Three Months Ended December 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$619.2	$—	$619.2
Kate Spade	222.3	—	222.3
Stuart Weitzman	49.9	—	49.9
Corporate	154.2	28.3	125.9
SG&A expenses	$1,045.6	$28.3	$1,017.3

Tapestry, Inc. Summary – Second Quarter of Fiscal 2024
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Three Months Ended		Variance
	December 30, 2023	December 31, 2022	Amount	%	Constant Currency Change
	(millions)
Coach	$1,541.9	$1,449.7	$92.2	6.4%	6.8%
Kate Spade	460.4	490.3	(29.9)	(6.1)	(6.0)
Stuart Weitzman	82.2	85.4	(3.2)	(3.8)	(3.2)
Total Tapestry	$2,084.5	$2,025.4	$59.1	2.9	3.3
Net sales in the second quarter of fiscal 2024 increased 2.9% or $59.1 million to $2.08 billion. Excluding the impact of foreign currency, net sales increased by 3.3% or $66.3 million.
•Coach Net Sales increased 6.4% or $92.2 million to $1.54 billion in the second quarter of fiscal 2024. Excluding the impact of foreign currency, net sales increased 6.8% or $98.6 million. This increase in net sales was primarily due to an increase of $98.2 million in net retail sales driven by an increase in both store and e-commerce sales globally.
•Kate Spade Net Sales decreased 6.1% or $29.9 million to $460.4 million in the second quarter of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 6.0% or $29.5 million. This decrease in net sales was due a decrease of $26.2 million in net retail sales as a result of lower store and e-commerce sales and a decrease of $4.0 million in wholesale sales.
•Stuart Weitzman Net Sales decreased 3.8% or $3.2 million to $82.2 million in the second quarter of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 3.2% or $2.8 million.
Gross Profit

	Three Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,147.5	74.4%	$1,035.3	71.4%	$112.2	10.8%
Kate Spade	294.4	63.9	302.1	61.6	(7.7)	(2.5)
Stuart Weitzman	51.3	62.4	51.9	60.8	(0.6)	(1.2)
Tapestry	$1,493.2	71.6	$1,389.3	68.6	$103.9	7.5
Gross profit increased 7.5% or $103.9 million to $1.49 billion in the second quarter of fiscal 2024 from $1.39 billion in the second quarter of fiscal 2023. Gross margin for the second quarter of fiscal 2024 was 71.6% as compared to 68.6% in the second quarter of fiscal 2023. This increase in Gross margin was primarily attributed to lower freight costs, favorable geography mix, and net pricing improvements. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$619.2	40.2%	$582.1	40.2%	$37.1	6.4%
Kate Spade	222.3	48.2	233.1	47.5	(10.8)	(4.6)
Stuart Weitzman	49.9	60.7	51.2	59.9	(1.3)	(2.6)
Corporate(1)(2)	154.2	NA	104.7	NA	49.5	47.2
Tapestry	$1,045.6	50.2	$971.1	47.9	$74.5	7.7
SG&A expenses increased 7.7% or $74.5 million to $1.05 billion in the second quarter of fiscal 2024 as compared to $971.1 million in the second quarter of fiscal 2023. As a percentage of net sales, SG&A expenses increased to 50.2% during the second quarter of fiscal 2024 from 47.9% during the second quarter of fiscal 2023. Excluding items affecting comparability of $28.3 million in the second quarter of fiscal 2024, SG&A expenses increased 4.8% or $46.2 million to $1,017.3 million from $971.1 million in the second quarter of fiscal 2023. SG&A as a percentage of net sales increased 80 basis points to 48.7% as compared to 47.9% during the second quarter of fiscal 2023. This increase in SG&A as a percentage of net sales was primarily due to higher compensation costs, partially offset by a decrease in distribution costs.
(1)In the second quarter of fiscal 2024, Corporate incurred charges affecting comparability of $28.3 million. Excluding those items affecting comparability, SG&A expenses increased 20.2% or $21.2 million to $125.9 million in the second quarter of fiscal 2024 as compared to $104.7 million in the second quarter of fiscal 2023.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$528.3	34.3%	$453.2	31.3%	$75.1	16.6%
Kate Spade	72.1	15.7	69.0	14.1	3.1	4.5
Stuart Weitzman	1.4	1.7	0.7	0.9	0.7	86.5
Corporate	(154.2)	NA	(104.7)	NA	(49.5)	(47.2)
Tapestry	$447.6	21.5	$418.2	20.6	$29.4	7.0
Operating income increased 7.0% or $29.4 million to $447.6 million in the second quarter of fiscal 2024 as compared to $418.2 million in the second quarter of fiscal 2023. Operating margin was 21.5% in the second quarter of fiscal 2024 as compared to 20.6% in the second quarter of fiscal 2023. Excluding items affecting comparability of $28.3 million in the second quarter of fiscal 2024, operating income increased $57.7 million to $475.9 million in the second quarter of fiscal 2024 from $418.2 million in the second quarter of fiscal 2023; and operating margin increased 220 basis points to 22.8% in the second quarter of fiscal 2024 as compared to 20.6% in the second quarter of fiscal 2023. This increase in operating margin was primarily attributed to a 300 basis points increase in gross margin partially offset by an increase of 80 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $75.1 million to $528.3 million in the second quarter of fiscal 2024, resulting in an operating margin increase of 300 basis points to 34.3%, as compared to $453.2 million and 31.3%, respectively, in the second quarter of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 300 basis points mainly due to lower freight costs, net pricing improvements and favorable channel and geography mix;
◦SG&A expenses as a percentage of net sales, remained even to prior year mainly driven by higher compensation costs, partially offset by a decrease in distribution costs and depreciation.

•Kate Spade Operating Income increased $3.1 million to $72.1 million in the second quarter of fiscal 2024, resulting in an operating margin increase of 160 basis points to 15.7%, as compared to $69.0 million and operating margin of 14.1% in the second quarter of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 230 basis points mainly due to lower freight costs;
◦SG&A expenses as a percentage of net sales, increased 70 basis points mainly due to higher compensation costs, higher marketing spend, increased occupancy costs, partially offset by a decrease in distribution and selling costs.
•Stuart Weitzman Operating Income increased $0.7 million to $1.4 million in the second quarter of fiscal 2024, resulting in an operating margin increase of 80 basis points to 1.7%, as compared to $0.7 million and operating margin of 0.9% in the second quarter of fiscal 2023.
•Corporate Operating Expenses increased 47.2% or $49.5 million to $154.2 million in the second quarter of fiscal 2024. Excluding items affecting comparability, Corporate operating expenses increased $21.2 million to $125.9 million from $104.7 million in the second quarter of fiscal 2023. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher compensation costs, increased occupancy costs, and higher professional fees.
Interest Expense, net
Net interest expense increased $41.3 million to $49.2 million in the second quarter of fiscal 2024 as compared to $7.9 million in the second quarter of fiscal 2023. Excluding items affecting comparability, net interest expense decreased $2.8 million to $5.1 million from $7.9 million in the second quarter of fiscal 2023. This decrease in Interest expense, net was mainly due to higher interest income partially offset by higher interest on the Term Loan due 2027.
Other Expense (Income)
Other income decreased $1.9 million to $4.7 million in the second quarter of fiscal 2024 as compared to $6.6 million in the second quarter of fiscal 2023. This decrease in other income was related to a decrease in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 20.0% in the second quarter of fiscal 2024 as compared to 20.9% in the second quarter of fiscal 2023. Excluding items affecting comparability, the effective tax rate was 20.8% in the second quarter of fiscal 2024.
Net Income (Loss)
Net income decreased 2.3% or $7.6 million to $322.3 million in the second quarter of fiscal 2024 as compared to $329.9 million in the second quarter of fiscal 2023. Excluding items affecting comparability, net income increased 14.2% or $46.8 million to $376.7 million in the second quarter of fiscal 2024 from $329.9 million in the second quarter of fiscal 2023.
Net Income (Loss) per Share
Net income per diluted share was $1.39 in the second quarter of fiscal 2024 as compared to $1.36 in the second quarter of fiscal 2023. Excluding items affecting comparability, net income per diluted share increased $0.27 to $1.63 in the second quarter of fiscal 2024 from $1.36 in the second quarter of fiscal 2023. This change was primarily due to higher net income and a decrease in shares outstanding.

RESULTS OF OPERATIONS
FIRST SIX MONTHS FISCAL 2024 COMPARED TO FIRST SIX MONTHS FISCAL 2023
The following table summarizes results of operations for the first six months of fiscal 2024 compared to the first six months of fiscal 2023. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,597.7	100.0%	$3,531.9	100.0%	$65.8	1.9%
Gross profit	2,590.9	72.0	2,443.9	69.2	147.0	6.0
SG&A expenses	1,890.1	52.5	1,771.4	50.2	118.7	6.7
Operating income (loss)	700.8	19.5	672.5	19.0	28.3	4.2
Interest expense, net	62.5	1.7	15.3	0.4	47.2	NM
Other expense (income)	(3.3)	(0.1)	4.1	0.1	(7.4)	NM
Provision (benefit) for income taxes	124.3	3.5	127.9	3.6	(3.6)	(2.8)
Net income (loss)	517.3	14.4	525.2	14.9	(7.9)	(1.5)
Net income (loss) per share:
Basic	$2.26		$2.19		$0.07	3.5
Diluted	$2.23		$2.14		$0.09	4.0

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first six months of fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. There were no charges affecting comparability during the first six months of fiscal 2023. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Six Months of Fiscal 2024 Items

	Six Months Ended December 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$899.6	$—	$899.6
Kate Spade	98.7	—	98.7
Stuart Weitzman	(7.2)	—	(7.2)
Corporate	(290.3)	(47.9)	(242.4)
Operating income (loss)	$700.8	$(47.9)	$748.7

Net income (loss)	$517.3	$(75.7)	$593.0
Net income (loss) per diluted common share	$2.23	$(0.33)	$2.56
In the first six months of fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $98.7 million attributable to the Capri Acquisition. These charges include:

◦Interest expense, net: $50.8 million of financing related charges, which primarily includes Bridge Facility financing fees, and the net impact of the Capri Acquisition Senior Notes;
◦SG&A expenses: $47.9 million primarily related to professional fees recorded within Corporate.
    These actions taken together negatively impacted operating income by $47.9 million, increased interest expense by $50.8 million and reduced the provision for income tax by $23.0 million resulting in a net decrease in net income by $75.7 million or $0.33 per diluted share.
Supplemental Segment Data

	Six Months Ended December 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$1,115.5	$—	$1,115.5
Kate Spade	394.6	—	394.6
Stuart Weitzman	89.7	—	89.7
Corporate	290.3	47.9	242.4
SG&A expenses	$1,890.1	$47.9	$1,842.2

Tapestry, Inc. Summary – First Six Months of Fiscal 2024
Currency Fluctuation Effects
The change in net sales for the first six months of fiscal 2024 compared to the first six months of fiscal 2023 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Six Months Ended		Variance
	December 30, 2023	December 31, 2022	Amount	%	Constant Currency Change
	(millions)
Coach	$2,699.3	$2,569.0	$130.3	5.1%	6.0%
Kate Spade	763.6	812.2	(48.6)	(6.0)	(5.7)
Stuart Weitzman	134.8	150.7	(15.9)	(10.6)	(9.7)
Total Tapestry	$3,597.7	$3,531.9	$65.8	1.9	2.6
Net sales in the first six months of fiscal 2024 increased 1.9% or $65.8 million to $3.60 billion. Excluding the impact of foreign currency, net sales increased by 2.6% or $92.1 million.
•Coach Net Sales increased 5.1% or $130.3 million to $2.70 billion in the first six months of fiscal 2024. Excluding the impact of foreign currency, net sales increased 6.0% or $153.3 million. This increase in net sales was primarily due to an increase of $126.6 million in net retail sales driven by an increase in both store and e-commerce sales globally. The increase in net sales was also attributed to a $21.0 million increase in wholesale sales.
•Kate Spade Net Sales decreased 6.0% or $48.6 million to $763.6 million in the first six months of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 5.7% or $46.6 million. This decrease in net sales was due a decrease of $33.6 million in net retail sales as a result of lower store and e-commerce sales and a decrease of $11.6 million in wholesale sales.
•Stuart Weitzman Net Sales decreased 10.6% or $15.9 million to $134.8 million in the first six months of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 9.7% or $14.6 million.
Gross Profit

	Six Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,015.1	74.7%	$1,844.2	71.8%	$170.9	9.3%
Kate Spade	493.3	64.6	509.9	62.8	(16.6)	(3.3)
Stuart Weitzman	82.5	61.2	89.8	59.6	(7.3)	(8.2)
Tapestry	$2,590.9	72.0	$2,443.9	69.2	$147.0	6.0
Gross profit increased 6.0% or $147.0 million to $2.59 billion during the first six months of fiscal 2024 from $2.44 billion in the first six months of fiscal 2023. Gross margin in the first six months of fiscal 2024 was 72.0% as compared to 69.2% in the first six months of fiscal 2023. This increase in Gross margin was primarily attributed to lower freight costs and net pricing improvements. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Six Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,115.5	41.3%	$1,051.8	40.9%	$63.7	6.1%
Kate Spade	394.6	51.6	417.7	51.4	(23.1)	(5.5)
Stuart Weitzman	89.7	66.5	94.2	62.5	(4.5)	(4.8)
Corporate(1)(2)	290.3	NA	207.7	NA	82.6	39.8
Tapestry	$1,890.1	52.5	$1,771.4	50.2	$118.7	6.7
SG&A expenses increased 6.7% or $118.7 million to $1.89 billion in the first six months of fiscal 2024 as compared to $1.77 billion in the first six months of fiscal 2023. As a percentage of net sales, SG&A expenses increased to 52.5% during the first six months of fiscal 2024 from 50.2% during the first six months of fiscal 2023. Excluding items affecting comparability of $47.9 million in the first six months of fiscal 2024, SG&A expenses increased 4.0% or $70.8 million to $1.84 billion from $1.77 billion the first six months of fiscal 2023. SG&A expenses as a percentage of net sales increased 100 basis points to 51.2% compared to 50.2% in the first six months of fiscal 2023. This increase in SG&A as a percentage of net sales was primarily due to higher compensation costs, increased occupancy costs, and higher information technology costs partially offset by a decrease in distribution costs.
(1)In the first six months of fiscal 2024, Corporate incurred charges affecting comparability of $47.9 million. Excluding those items affecting comparability, SG&A expenses increased 16.7% or $34.7 million to $242.4 million in the six months of fiscal 2024 as compared to $207.7 million in the six months of fiscal 2023.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Six Months Ended
	December 30, 2023		December 31, 2022		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$899.6	33.3%	$792.4	30.8%	$107.2	13.5%
Kate Spade	98.7	12.9	92.2	11.3	6.5	7.1
Stuart Weitzman	(7.2)	(5.3)	(4.4)	(2.9)	(2.8)	(64.5)
Corporate	(290.3)	NA	(207.7)	NA	(82.6)	(39.7)
Tapestry	$700.8	19.5	$672.5	19.0	$28.3	4.2
Operating income increased $28.3 million to $700.8 million in the first six months of fiscal 2024 as compared to $672.5 million in the first six months of fiscal 2023. Operating margin was 19.5% in the first six months of fiscal 2024 as compared to 19.0% in the first six months of fiscal 2023. Excluding items affecting comparability of $47.9 million in the first six months of fiscal 2024, operating income increased $76.2 million to $748.7 million from $672.5 million in the first six months of fiscal 2023; and operating margin increased 180 basis points to 20.8% in the first six months of fiscal 2024 as compared to 19.0% in the first six months of fiscal 2023. This increase in operating margin was primarily attributed to a 280 basis points increase in gross margin partially offset by an increase of 100 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $107.2 million to $899.6 million in the first six months of fiscal 2024, resulting in an operating margin increase of 250 basis points to 33.3%, as compared to $792.4 million and 30.8%, respectively, in the first six months of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 290 basis points mainly due to lower freight costs and net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 40 basis points mainly due to higher compensation costs, higher marketing spend, and higher information technology costs, partially offset by a decrease in distribution costs.

•Kate Spade Operating Income increased $6.5 million to $98.7 million in the first six months of fiscal 2024, resulting in an operating margin increase of 160 basis points to 12.9%, as compared to $92.2 million and 11.3%, respectively, in the first six months of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 180 basis points mainly due to lower freight costs;
◦SG&A expenses as a percentage of net sales, increased 20 basis points mainly due to increased occupancy costs, and higher information technology costs, partially offset by lower marketing spend.
•Stuart Weitzman Operating Loss increased $2.8 million to a loss of $7.2 million in the first six months of fiscal 2024, resulting in an operating margin decrease of 240 basis points to (5.3)%, as compared to an operating loss of $4.4 million in the first six months of fiscal 2023 and an operating margin of (2.9)%.
•Corporate Operating Expenses increased (39.7)% or $82.6 million to $290.3 million in the first six months of fiscal 2024. Excluding items affecting comparability, Corporate operating expenses increased $34.7 million to $242.4 million from $207.7 million in the first six months of fiscal 2023. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher compensation costs, increased occupancy costs, and higher professional fees.
Interest Expense, net
Net Interest expense increased $47.2 million to $62.5 million in the first six months of fiscal 2024 as compared to $15.3 million in the first six months of fiscal 2023. Excluding items affecting comparability, net interest expense decreased $3.6 million to $11.7 million from $15.3 million in the first six months of fiscal 2023. This decrease in Interest expense, net was mainly due to higher interest income partially offset by higher interest on the Term Loan due 2027.
Other Expense (Income)
Other income increased $7.4 million to income of $3.3 million in the first six months of fiscal 2024 as compared to expense of $4.1 million in the first six months of fiscal 2023. This increase in other income was related to a increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 19.4% in the first six months of fiscal 2024 as compared to 19.6% in the first six months of fiscal 2023. Excluding items affecting comparability, the effective tax rate was 19.9% in the first six months of fiscal 2024. This increase in our effective tax rate was primarily attributable to the impact of vesting of equity compensation awards during the period partially offset by geographic mix of earnings.
Net Income (Loss)
Net income decreased 1.5% or $7.9 million to $517.3 million in the first six months of fiscal 2024 as compared to $525.2 million in the first six months of fiscal 2023. Excluding items affecting comparability, net income increased $67.8 million to $593.0 million in the first six months of fiscal 2024 from $525.2 million in the first six months of fiscal 2023.
Net Income (Loss) per Share
Net income per diluted share was $2.23 in the first six months of fiscal 2024 as compared to net income per diluted share of $2.14 in the first six months of fiscal 2023. Excluding items affecting comparability, net income per diluted share increased $0.42 to $2.56 in the first six months of fiscal 2024 from $2.14 in the first six months of fiscal 2023, primarily due to higher net income and a decrease in shares outstanding.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, interest expense, provision for income taxes, net income and earnings per diluted share in the second quarter and first six months of fiscal 2024 reflect certain items affecting comparability, including the impact of Acquisition costs. There were no items affecting comparability in the first six months of fiscal 2023. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 30, 2023	December 31, 2022	Change
	(millions)
Net cash provided by (used in) operating activities	$901.8	$462.4	$439.4
Net cash provided by (used in) investing activities	(655.0)	80.6	(735.6)
Net cash provided by (used in) financing activities	5,809.2	(504.7)	6,313.9
Effect of exchange rate changes on cash and cash equivalents	51.0	2.1	48.9
Net increase (decrease) in cash and cash equivalents	$6,107.0	$40.4	$6,066.6
The Company’s cash and cash equivalents increased by $6.1 billion in the first six months of fiscal 2024 as compared to an increase of $40.4 million in the first six months of fiscal 2023, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $439.4 million primarily due to changes in operating assets and liabilities of $359.2 million, higher impact of non-cash adjustments of $88.1 million, as well as a lower net income of $7.9 million.
The $359.2 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Accrued liabilities were a source of cash of $87.0 million in the first six months of fiscal 2024 compared to a use of cash of $60.6 million in the first six months of fiscal 2023, primarily driven by higher compensation accrual and an increase in accrued interest due to bond issuances.
•Accounts payable were a source of cash of $56.3 million in the first six months of fiscal 2024 compared to a use of cash of $60.2 million in the first six months of fiscal 2023, primarily driven by the timing of payments compared to the prior year.
•Inventories were a source of cash of $103.8 million in the first six months of fiscal 2024 compared to a source of cash of $11.5 million in the first six months of fiscal 2023, primarily driven by reduction in inventory purchases and better sell through when compared to prior year.
Net cash provided by (used in) investing activities
Net cash used in investing activities in the first six months of fiscal 2024 was $655.0 million as compared to a source of cash of $80.6 million in the first six months of fiscal 2023, resulting in a $735.6 million increase in net cash used in investing activities.
The $655.0 million use of cash in the first six months of fiscal 2024 was primarily due to purchases of investments of $611.3 million from the proceeds of the senior unsecured notes issued to fund the Capri Acquisition.
The $80.6 million source of cash in the first six months of fiscal 2023 was primarily due to proceeds from maturities and sales of investments of $151.8 million, settlement of net investment hedge of $41.9 million, partially offset by capital expenditures of $108.8 million.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $5.8 billion in the first six months of fiscal 2024 as compared to a use of cash of $504.7 million in the first six months of fiscal 2023, resulting in a net increase of cash provided by financing activities of $6.3 billion.
The $5.8 billion source of cash in the first six months of fiscal 2024 was primarily due to proceeds from the issuance of senior unsecured notes to fund the Capri Acquisition of $6.1 billion, partially offset by dividend payments of $160.4 million as well as payment of debt issuance costs of $78.2 million.
The $504.7 million use of cash in the first six months of fiscal 2023 was primarily due to repurchase of common stock of $300.0 million, dividend payments of $144.2 million, as well as taxes paid to net settle share-based awards of $55.0 million.

Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $51.0 million as compared to $2.1 million in the first six months of fiscal 2023, primarily driven by the impact of changes in the exchange rate of the United States Dollar against the Euro on the Capri Acquisition EUR Senior Notes.
Financial Condition
The following table presents our financial condition as of December 30, 2023 and July 1, 2023:

	December 30, 2023	July 1, 2023	Change
	(millions)
Cash and cash equivalents(1)	$6,833.1	$726.1	$6,107.0
Short-term investments(1)	629.2	15.4	613.8
Current debt(2)	(25.0)	(25.0)	—
Long-term debt(2)	(7,714.4)	(1,635.8)	(6,078.6)
Total, net	$(277.1)	$(919.3)	$642.2

(1)    As of December 30, 2023, approximately 11.3% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities, and other available financing options.
The following table presents the total availability, borrowings outstanding, and remaining availability under our Revolving Facility and Capri Acquisition Term Loan Facilities as of December 30, 2023:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Revolving Facility(1)	$2,000.0	$—	$2,000.0
Capri Acquisition Term Loan Facilities(1)	1,400.0	—	1,400.0
Total	$3,400.0	$—	$3,400.0

(1)    Refer to Note 11, "Debt" for further information on these instruments.
We believe that our Revolving Facility and Term Loans are adequately diversified with no undue concentrations in any one financial institution. As of December 30, 2023, there were 18 financial institutions participating in the Revolving Facility, and 24 financial institutions participating in the Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Supply Chain Finance
To improve our working capital efficiency, we make available to certain suppliers, a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. We do not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. Refer to Note 2, "Basis of Presentation and Organization," for additional information.
Capital Expenditures
During the three and six months ended December 30, 2023, capital expenditures and cloud computing implementation costs were $30.5 million and $59.1 million, respectively. The Company expects total fiscal 2024 capital expenditures and cloud computing cost to be approximately $190.0 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of December 30, 2023 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Capri Acquisition. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the six months ended December 30, 2023.
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 5, "Acquisitions" and Note 11, "Debt" for further information.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2023. As of December 30, 2023, there have been no material changes to any of the critical accounting policies.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the Company's market risk or the way the Company manages these exposures as set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023. Refer to Note 8, "Derivative Investments and Hedging Activities," Note 11, "Debt," and Note 13, "Investments" included in Part I of this Form 10-Q for additional information.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the second quarter of 2024 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 12, 2022, the Company announced that its Board of Directors authorized a common stock repurchase program to repurchase up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes. As of December 30, 2023 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Merger Agreement with Capri. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the six months ended December 30, 2023.

ITEM 5. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended December 30, 2023.
ITEM 6. EXHIBITS

4.1
Second Supplemental Indenture, dated as of November 27, 2023, relating to the 7.050% senior unsecured notes due 2025, the 7.000% senior unsecured notes due 2026, the 7.350% senior unsecured notes due 2028, the 7.700% senior unsecured notes due 2030 and the 7.850% senior unsecured notes due 2033, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.2
Form of 7.050% senior unsecured notes due 2025 (included in the Second Supplemental Indenture), incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.3
Form of 7.000% senior unsecured notes due 2026 (included in the Second Supplemental Indenture), incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.4
Form of 7.350% senior unsecured notes due 2028 (included in the Second Supplemental Indenture), incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.5
Form of 7.700% senior unsecured notes due 2030 (included in the Second Supplemental Indenture), incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.6
Form of 7.850% senior unsecured notes due 2033 (included in the Second Supplemental Indenture), incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.7
Third Supplemental Indenture, dated as of November 27, 2023, relating to the 5.350% senior unsecured notes due 2025, the 5.375% senior unsecured notes due 2027 and the 5.875% senior unsecured notes due 2031, among the Company, U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, and Elavon Financial Services DAC, as paying agent, incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.8
Form of 5.350% senior unsecured notes due 2025 (included in the Third Supplemental Indenture), incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.9
Form of 5.375% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

4.10
Form of 5.875% senior unsecured notes due 2031 (included in the Third Supplemental Indenture), incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K filed with the SEC on November 27, 2023.

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

Dated: February 8, 2024