Form 10-Q
period 2024-03-30
TAPESTRY, INC.
filed 2024-05-09
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 26, 2024, the Registrant had 229,773,250 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) the impact of the coronavirus ("Covid-19") pandemic; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) our ability to successfully implement the initiatives under our 2025 growth strategy; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations on our sales or operating results; (ix) the risk of cyber security threats and privacy or data security breaches; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiii) our ability to achieve intended benefits, cost savings and synergies from acquisitions, including our proposed acquisition of Capri Holdings Limited ("Capri"); (xiv) satisfaction of the conditions precedent to consummation of the proposed acquisition of Capri, including the ability to secure regulatory approval in the United States on the terms expected, at all or in a timely manner; (xv) the outcome of the antitrust lawsuit by the Federal Trade Commission against us and Capri related to the consummation of the proposed acquisition; (xvi) the impact of pending and potential future legal proceedings; (xvii) the risks associated with climate change and other corporate responsibility issues and (xviii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2024	July 1, 2023
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,975.1	$726.1
Short-term investments	442.9	15.4
Trade accounts receivable, less allowances for credit losses of $5.8 and $5.8, respectively	276.7	211.5
Inventories	824.1	919.5
Income tax receivable	222.5	231.1
Prepaid expenses	127.6	126.3
Other current assets	128.1	133.6
Total current assets	8,997.0	2,363.5
Property and equipment, net	518.4	564.5
Operating lease right-of-use assets	1,352.1	1,378.7
Goodwill	1,216.5	1,227.5
Intangible assets	1,355.2	1,360.1
Deferred income taxes	37.8	40.4
Other assets	250.9	182.1
Total assets	$13,727.9	$7,116.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$373.1	$416.9
Accrued liabilities	658.9	547.1
Current portion of operating lease liabilities	308.9	297.5
Current debt	25.0	25.0
Total current liabilities	1,365.9	1,286.5
Long-term debt	7,673.7	1,635.8
Long-term operating lease liabilities	1,262.2	1,333.7
Deferred income taxes	286.4	240.0
Long-term income taxes payable	10.9	43.5
Other liabilities	353.7	299.5
Total liabilities	10,952.8	4,839.0

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 229.8 million and 227.4 million shares, respectively	2.3	2.3
Additional paid-in-capital	3,731.0	3,682.2
Retained earnings (accumulated deficit)	(801.0)	(1,216.8)
Accumulated other comprehensive income (loss)	(157.2)	(189.9)
Total stockholders' equity	2,775.1	2,277.8
Total liabilities and stockholders' equity	$13,727.9	$7,116.8
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,482.4	$1,509.5	$5,080.1	$5,041.4
Cost of sales	375.0	411.2	1,381.8	1,499.2
Gross profit	1,107.4	1,098.3	3,698.3	3,542.2
Selling, general and administrative expenses	903.1	872.0	2,793.2	2,643.4
Operating income (loss)	204.3	226.3	905.1	898.8
Interest expense, net	32.0	6.1	94.5	21.4
Other expense (income)	2.8	(3.0)	(0.5)	1.1
Income (loss) before provision for income taxes	169.5	223.2	811.1	876.3
Provision (benefit) for income taxes	30.1	36.5	154.4	164.4
Net income (loss)	$139.4	$186.7	$656.7	$711.9
Net income (loss) per share:
Basic	$0.61	$0.80	$2.87	$2.99
Diluted	$0.60	$0.78	$2.82	$2.93
Shares used in computing net income (loss) per share:
Basic	229.5	234.6	229.0	238.4
Diluted	234.2	239.7	232.8	243.2
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$139.4	$186.7	$656.7	$711.9
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	21.9	4.7	12.2	(10.1)
Unrealized gains (losses) on available-for-sale investments, net	—	—	—	0.5
Foreign currency translation adjustments	(0.7)	(4.5)	20.5	(37.1)
Other comprehensive income (loss), net of tax	21.2	0.2	32.7	(46.7)
Comprehensive income (loss)	$160.6	$186.9	$689.4	$665.2
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 30, 2024	April 1, 2023
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$656.7	$711.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125.8	130.5
Provision for bad debt	2.7	5.8
Share-based compensation	65.8	55.7
Deferred income taxes	53.1	31.6
Changes to lease related balances, net	(33.2)	(26.1)
Other non-cash charges, net	12.3	(21.3)
Changes in operating assets and liabilities:
Trade accounts receivable	(62.7)	(7.6)
Inventories	91.6	53.8
Accounts payable	(50.3)	(166.7)
Accrued liabilities	94.2	(161.2)
Other liabilities	(30.0)	(45.0)
Other assets	73.6	13.4
Net cash provided by (used in) operating activities	999.6	574.8
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(1,126.0)	(6.3)
Proceeds from maturities and sales of investments	702.6	154.6
Purchases of property and equipment	(62.7)	(149.6)
Settlement of net investment hedge	—	41.9
Net cash provided by (used in) investing activities	(486.1)	40.6
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(240.9)	(214.2)
Repurchase of common stock	—	(502.0)
Proceeds from issuance of debt, net of discount	6,089.5	—
Payment of debt issuance costs	(78.3)	—
Proceeds from share-based awards	15.0	28.6
Repayment of debt	(18.8)	(25.0)
Taxes paid to net settle share-based awards	(32.0)	(55.3)
Payments of finance lease liabilities	(0.9)	(0.8)
Net cash provided by (used in) financing activities	5,733.6	(768.7)
Effect of exchange rate changes on cash and cash equivalents	1.9	0.7
Net increase (decrease) in cash and cash equivalents	6,249.0	(152.6)
Cash and cash equivalents at beginning of period	726.1	789.8
Cash and cash equivalents at end of period	6,975.1	637.2
Supplemental information:
Cash paid for income taxes, net	$152.1	$191.1
Cash paid for interest	$73.6	$64.7
Non-cash investing activity - property and equipment obligations	$18.2	$7.8
See accompanying Notes.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. NATURE OF OPERATIONS
Tapestry, Inc. ("Tapestry" or the "Company") is a house of iconic accessories and lifestyle brands consisting of Coach, Kate Spade and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
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
The results of operations, cash flows and comprehensive income for the nine months ended March 30, 2024 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2024 ("fiscal 2024").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2024 will be a 52-week period. Fiscal 2023, ended on July 1, 2023, was also a 52-week period. The third quarter of fiscal 2024 ended on March 30, 2024 and the third quarter of fiscal 2023 ended on April 1, 2023, both of which were 13-week periods.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions persisted into the beginning of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Towards the end of the first half of fiscal 2023, certain government restrictions were lifted in the region and business trends improved. During the nine months ended March 30, 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
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
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of March 30, 2024 and July 1, 2023, $253.0 million and $305.4 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Consolidated Balance Sheets.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50)", which is intended to enhance the transparency of supplier finance programs. The ASU requires the buyer in a supplier finance program to disclose sufficient information about the program in order to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted ASU 2022-04 as of the beginning of fiscal 2024. The adoption of ASU 2022-04 did not have an impact on the Company's interim condensed consolidated financial statements other than the new disclosure requirements. Refer to Note 2, "Basis of Presentation and Organization," for additional information.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning in fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the nine months ended March 30, 2024.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended March 30, 2024
Coach	$620.3	$243.3	$201.0	$81.0	$1,145.6
Kate Spade	216.7	11.7	33.9	18.4	280.7
Stuart Weitzman	37.0	15.9	—	3.2	56.1
Total	$874.0	$270.9	$234.9	$102.6	$1,482.4

Three Months Ended April 1, 2023
Coach	$635.0	$253.8	$198.7	$56.5	$1,144.0
Kate Spade	227.3	13.6	37.9	18.4	297.2
Stuart Weitzman	42.5	18.4	0.7	6.7	68.3
Total	$904.8	$285.8	$237.3	$81.6	$1,509.5

Nine Months Ended March 30, 2024
Coach	$2,323.7	$692.8	$585.9	$242.5	$3,844.9
Kate Spade	844.6	33.8	102.1	63.8	1,044.3
Stuart Weitzman	125.3	53.6	1.3	10.7	190.9
Total	$3,293.6	$780.2	$689.3	$317.0	$5,080.1

Nine Months Ended April 1, 2023
Coach	$2,289.5	$659.6	$567.2	$196.7	$3,713.0
Kate Spade	900.4	34.4	106.9	67.7	1,109.4
Stuart Weitzman	141.5	53.6	1.2	22.7	219.0
Total	$3,331.4	$747.6	$675.3	$287.1	$5,041.4

(1)    Greater China includes mainland China, Hong Kong SAR and Macao SAR, and Taiwan.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, Singapore, South Korea, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of March 30, 2024 and July 1, 2023 was $41.9 million and $43.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the nine months ended March 30, 2024, net sales of $25.3 million were recognized from amounts recorded as deferred revenue as of July 1, 2023. For the nine months ended April 1, 2023, net sales of $20.4 million were recognized from amounts recorded as deferred revenue as of July 2, 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. ACQUISITIONS
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry ("Merger Sub"), and Capri Holdings Limited ("Capri"). Under the terms of the Merger Agreement, Tapestry has agreed to acquire any and all of Capri’s ordinary shares (other than (a) Capri’s ordinary Shares that are issued and outstanding immediately prior to the consummation of the acquisition that are owned or held in treasury by the Company or by Capri or any of its direct or indirect subsidiaries and (b) Capri’s ordinary shares that are issued and outstanding immediately prior to the consummation of the acquisition that are held by holders who have properly exercised dissenters’ rights in accordance with, and who have complied with, Section 179 of the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands) in cash at a purchase price of $57.00 per share, without interest, subject to any required tax withholding as provided in the Merger Agreement. The enterprise value is expected to be approximately $8.5 billion and the transaction is expected to close during calendar year 2024 (the "Capri Acquisition"). On October 25, 2023, at a special meeting of Capri's shareholders, Capri's shareholders approved the Merger Agreement and the transactions contemplated thereby. The Company has received regulatory approval from all countries except for the United States. On April 22, 2024, the Federal Trade Commission ("FTC") filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit, and intends to defend the lawsuit vigorously. Refer to Note 16, "Subsequent Events," for further information.
The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. On November 27, 2023, the Company issued $4.5 billion senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.5 billion Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, in addition to the $1.4 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, completes the expected financing for the Capri Acquisition. Until the close of the transaction, the Company will maintain the proceeds from the issuance of the Capri Acquisition Senior Notes in Cash and cash equivalents and Short-term investments. Refer to Note 11, "Debt," for further information on our existing debt instruments related to the acquisition and Note 12, "Fair Value Measurements," and Notes 13, "Investments," for further detail on our cash equivalents and Short-term investments.
In conjunction with the Capri Acquisition, during the three months ended March 30, 2024, the Company incurred $67.9 million in pre-tax expenses, primarily related to professional fees and financing-related expenses. During the nine months ended March 30, 2024, the Company incurred $166.6 million, in pre-tax expenses primarily related to financing-related expenses and professional fees.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 1, 2023	$597.5	$630.0	$—	$1,227.5
Foreign exchange impact	(9.1)	(1.9)	—	$(11.0)
Balance at March 30, 2024	$588.4	$628.1	$—	$1,216.5

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of March 30, 2024 and July 1, 2023.
Intangible Assets
Intangible assets consist of the following:

	March 30, 2024			July 1, 2023
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(54.9)	$45.4	$100.3	$(50.0)	$50.3
Total intangible assets subject to amortization	100.3	(54.9)	45.4	100.3	(50.0)	50.3
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(54.9)	$1,355.2	$1,410.1	$(50.0)	$1,360.1
Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended March 30, 2024 was $1.7 million and $4.9 million, respectively. Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended April 1, 2023 was $1.6 million and $4.9 million, respectively.
As of March 30, 2024, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2024	$1.6
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Fiscal 2028	6.5
Thereafter	17.8
Total	$45.4
The expected amortization expense above reflects remaining useful lives ranging from approximately 6.0 to 8.3 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
7. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2022	241.2	$2.4	$3,620.2	$(1,166.2)	$(170.9)	$2,285.5
Net income (loss)	—	—	—	195.3	—	195.3
Other comprehensive income (loss)	—	—	—	—	(22.0)	(22.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.7	—	(45.8)	—	—	(45.8)
Share-based compensation	—	—	15.1	—	—	15.1
Repurchase of common stock	(3.0)	—	—	(100.0)	—	(100.0)
Dividends declared ($0.30 per share)	—	—	—	(72.7)	—	(72.7)
Balance at October 1, 2022	240.9	$2.4	$3,589.5	$(1,143.6)	$(192.9)	$2,255.4
Net income (loss)	—	—	—	329.9	—	329.9
Other comprehensive income (loss)	—	—	—	—	(24.9)	(24.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.5	—	4.6	—	—	4.6
Share-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock	(5.4)	—	—	(200.0)	—	(200.0)
Dividends declared ($0.30 per share)	—	—	—	(71.5)	—	(71.5)
Balance at December 31, 2022	236.0	$2.4	$3,613.8	$(1,085.2)	$(217.8)	$2,313.2
Net income (loss)	—	—	—	186.7	—	186.7
Other comprehensive income (loss)	—	—	—	—	0.2	0.2
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.5	—	14.5	—	—	14.5
Share-based compensation	—	—	20.9	—	—	20.9
Repurchase of common stock, including excise tax	(4.7)	(0.1)	—	(202.0)	—	(202.1)
Dividends declared ($0.30 per share)	—	—	—	(70.0)	—	(70.0)
Balance at April 1, 2023	231.8	$2.3	$3,649.2	$(1,170.5)	$(217.6)	$2,263.4

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8
Net income (loss)	—	—	—	195.0	—	195.0
Other comprehensive income (loss)	—	—	—	—	34.6	34.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	(31.2)	—	—	(31.2)
Share-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at September 30, 2023	229.2	$2.3	$3,670.7	$(1,102.0)	$(155.3)	$2,415.7
Net income (loss)	—	—	—	322.3	—	322.3
Other comprehensive income (loss)	—	—	—	—	(23.1)	(23.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	2.6	—	—	2.6
Share-based compensation	—	—	22.5	—	—	22.5
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at December 30, 2023	229.4	$2.3	$3,695.8	$(859.9)	$(178.4)	$2,659.8
Net income (loss)	—	—	—	139.4	—	139.4
Other comprehensive income (loss)	—	—	—	—	21.2	21.2
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.4	—	11.6	—	—	11.6
Share-based compensation	—	—	23.6	—	—	23.6
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($0.35 per share)	—	—	—	(80.5)	—	(80.5)
Balance at March 30, 2024	229.8	$2.3	$3,731.0	$(801.0)	$(157.2)	$2,775.1

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)
Other comprehensive income (loss) before reclassifications	(14.2)	0.5	(37.1)	(50.8)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(4.1)	—	—	(4.1)
Net current-period other comprehensive income (loss)	(10.1)	0.5	(37.1)	(46.7)
Balances at April 1, 2023	$(12.4)	$—	$(205.2)	$(217.6)

Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	26.6	0.2	20.5	47.3
Less: amounts reclassified from accumulated other comprehensive income to earnings	14.4	0.2	—	14.6
Net current-period other comprehensive income (loss)	12.2	—	20.5	32.7
Balances at March 30, 2024	$47.1	$—	$(204.3)	$(157.2)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(2.3) million and $(0.3) million as of March 30, 2024 and April 1, 2023, respectively. The amounts reclassified from AOCI are net of tax of $0.5 million and $1.2 million as of March 30, 2024 and April 1, 2023, respectively.
(2)    The ending balances of AOCI related to foreign currency translation adjustments includes a loss of $11.5 million, net of tax of $1.3 million, and a loss of $68.8 million, net of tax of $2.4 million, as of March 30, 2024 and April 1, 2023, respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations.
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
For cash flow derivative instruments that qualify for hedge accounting, the changes in the fair value of these instruments are recognized as a component of AOCI until the hedged item is recognized in earnings. For derivative instruments that are designated as a net investment hedge, the changes in the fair value of the instruments are recognized as a component of AOCI, and upon discontinuation of the hedge remain in AOCI until the net investment is sold or liquidated.

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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Euro. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third party. Current maturity dates range from April 2024 to December 2025. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations. The maturity date of most instruments held as of March 30, 2024 are in May 2024, and such contracts are typically renewed upon maturity if the related balance has not been settled.
During fiscal 2024, the Company also entered into interest rate derivative contracts to reduce its risks related to changes in the benchmark interest rates on its debt obligations. Any premiums related to these instruments were excluded from the Company's measurement of hedge effectiveness, and were amortized over the period between the hedge execution and the contract maturity. The related gains (losses) were initially deferred in AOCI and are subsequently recognized in the Consolidated Statements of Operations as interest income (expense) in the same periods during which the hedged interest payments associated with the Company’s borrowings are recorded in earnings. As of March 30, 2024, there were no interest rate derivative contracts outstanding.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of March 30, 2024 and July 1, 2023:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	March 30, 2024	July 1, 2023	Consolidated Balance Sheet Classification	March 30, 2024	July 1, 2023	Consolidated Balance Sheet Classification	March 30, 2024	July 1, 2023
	(millions)
Designated hedge instruments:
FC - Inventory purchases(1)	$822.3	$842.3	Other Current Assets	$48.9	$38.6	Accrued Liabilities	$1.5	$0.1
CCS - Net investment hedges(2)	1,200.0	1,200.0	Other Assets	101.2	13.1	Other Liabilities	137.3	90.5
Total designated hedge instruments	$2,022.3	$2,042.3		$150.1	$51.7		$138.8	$90.6
Undesignated hedging instruments:
FC - Intercompany liabilities and loans(3)	246.7	272.3	Other Current Assets	0.2	0.4	Accrued Liabilities	0.2	0.2
Total Hedges	$2,269.0	$2,314.6		$150.3	$52.1		$139.0	$90.8

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of March 30, 2024 and April 1, 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Nine Months Ended
	March 30, 2024	April 1, 2023
	(millions)
Cash flow hedges:
Inventory purchases(1)	$35.9	$(14.2)
Interest rates(2)	(10.4)	—
Total cash flow hedges	$25.5	$(14.2)
Other:
Net investment hedges(3)	42.1	(74.9)
Total other	$42.1	$(74.9)
Total hedges	$67.6	$(89.1)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Nine Months Ended
		March 30, 2024	April 1, 2023
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$22.9	$(5.2)
Interest rates(2)	Other income (expense)	(9.0)	—
Total hedges		$13.9	$(5.2)

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
The Company expects that $42.1 million of net derivative gain related to inventory purchases and interest rates included in Accumulated other comprehensive income at March 30, 2024 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and benchmark interest rates.
The Company assesses the cross-currency swaps used as net investment hedges under the spot method. This results in the cross-currency basis spread being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense in the Company’s consolidated statements of operations. Accordingly, the Company recorded net interest income of $21.8 million and $21.2 million during the nine months ended March 30, 2024 and April 1, 2023, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(millions, except per share data)
Net income (loss)	$139.4	$186.7	$656.7	$711.9

Weighted-average basic shares	229.5	234.6	229.0	238.4
Dilutive securities:
Effect of dilutive securities	4.7	5.1	3.8	4.8
Weighted-average diluted shares	234.2	239.7	232.8	243.2

Net income (loss) per share:
Basic	$0.61	$0.80	$2.87	$2.99
Diluted	$0.60	$0.78	$2.82	$2.93
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 30, 2024 and April 1, 2023, there were 0.2 million and 2.0 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(millions)
Share-based compensation expense	$23.6	$20.9	$65.8	$55.7
Income tax benefit related to share-based compensation expense	4.1	3.9	12.0	10.6
Stock Options
A summary of stock option activity during the nine months ended March 30, 2024 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 1, 2023	8.7
Granted	1.3
Exercised	(0.5)
Forfeited or expired	(0.9)
Outstanding at March 30, 2024	8.6
The weighted-average grant-date fair value of options granted during the nine months ended March 30, 2024 and April 1, 2023 was $10.35 and $12.03, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 30, 2024	April 1, 2023
Expected term (years)	5.0	4.9
Expected volatility	44.8%	48.6%
Risk-free interest rate	4.5%	3.3%
Dividend yield	4.2%	3.4%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 30, 2024 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 1, 2023	5.9
Granted	2.4
Vested	(2.7)
Forfeited	(0.3)
Non-vested at March 30, 2024	5.3
The weighted-average grant-date fair value of share awards granted during the nine months ended March 30, 2024 and April 1, 2023 was $33.14 and $35.32, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 30, 2024 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 1, 2023	0.7
Granted	0.4
Change due to performance condition achievement	0.1
Vested	—
Forfeited	(0.1)
Non-vested at March 30, 2024	1.1
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 30, 2024 and April 1, 2023 was $33.83 and $35.37, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	March 30, 2024	July 1, 2023
	(millions)
Current debt:
Term Loan due 2027	$25.0	$25.0
Total current debt	$25.0	$25.0

Long-term debt:
Term Loan due 2027	$425.0	$443.8
USD Senior Notes:
4.250% Senior Notes due 2025	303.4	303.4
7.050% Senior Notes due 2025	500.0	—
7.000% Senior Notes due 2026	750.0	—
4.125% Senior Notes due 2027	396.6	396.6
7.350% Senior Notes due 2028	1,000.0	—
7.700% Senior Notes due 2030	1,000.0	—
3.050% Senior Notes due 2032	500.0	500.0
7.850% Senior Notes due 2033	1,250.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	539.5	—
5.375% EUR Senior Notes due 2027(1)	539.5	—
5.875% EUR Senior Notes due 2031(1)	539.5	—
Total long-term debt	7,743.5	1,643.8
Less: Unamortized discount and debt issuance costs on Senior Notes	(69.8)	(8.0)
Total long-term debt, net	$7,673.7	$1,635.8

(1)The carrying amounts of the Capri Acquisition EUR Senior Notes (as defined below) include the impact of changes in the exchange rate of the United States Dollar against the Euro.
During the three and nine months ended March 30, 2024, the Company recognized interest expense related to its debt of $130.1 million and $241.0 million, respectively, which is inclusive of $0.0 million and $28.5 million, respectively, related to Bridge Facility (as defined below) financing fees. During the three and nine months ended April 1, 2023, the Company recognized interest expense related to its debt of $19.0 million and $53.4 million, respectively.
Capri Holdings Limited Acquisition
The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. On November 27, 2023, the Company issued $4.5 billion Capri Acquisition USD Senior Notes and €1.5 billion Capri Acquisition EUR Senior Notes which, in addition to the $1.4 billion of delayed draw Capri Acquisition Term Loan Facilities executed on August 30, 2023, complete the expected financing for the Capri Acquisition. Refer to Note 5, "Acquisitions," for further information.

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
Borrowings under the Capri Acquisition Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the forward-looking Secured Overnight Financing Rate ("SOFR") term rate administered by CME Group Benchmark Administration Limited (or any successor administrator) plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on the ratio of (a) consolidated debt (with certain customary deductions for unrestricted cash and permitted investments) to (b) consolidated EBITDAR. The applicable margin will initially be (x) in the case of the Three-Year Term Loan Facility, 0.250% for base rate loans and 1.250% for SOFR loans and (y) in the case of the Five-Year Term Loan Facility, 0.375% for base rate loans and 1.375% for SOFR loans. Additionally, the Company will pay a ticking fee of 0.15% on the average daily amount of the unused commitments of the Capri Acquisition Term Loan Facilities. There were no outstanding borrowings on the Capri Acquisition Term Loan Facilities as of March 30, 2024.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends, and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). Additionally, up to $250 million of the Revolving Facility will be available on a funds certain basis to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. There were no outstanding borrowings on the Revolving Facility as of March 30, 2024.

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
Capri Acquisition EUR Senior Notes
On November 27, 2023, the Company issued €1.5 billion aggregate principal amount of senior unsecured notes, consisting of €500.0 million aggregate principal amount of 5.350% senior unsecured notes due November 27, 2025 at 99.878% of par (the “5.350% EUR Senior Notes due 2025”), €500.0 million aggregate principal amount of 5.375% senior unsecured notes due November 27, 2027 at 99.723% of par (the 5.375% EUR Senior Notes due 2027”) and €500.0 million aggregate principal amount of our 5.875% senior unsecured notes due November 27, 2031 at 99.248% of par (the “5.875% EUR Senior Notes due 2031" and, together with the 5.350% EUR Senior Notes due 2025 and the 5.375% EUR Senior Notes due 2027, the “Capri Acquisition EUR Senior Notes” and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes"). The Company will pay interest annually on the Capri Acquisition EUR Senior Notes on November 27 of each year, commencing on November 27, 2024. As of March 30, 2024, the carrying amount for each of the Capri Acquisition EUR Senior Notes was $539.5 million.
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
2027 Term Loan
On May 11, 2022, pursuant to the Existing Credit Agreement, the Company entered into an unsecured $500.0 million Term Loan (the “Term Loan due 2027”) which matures on May 11, 2027. The Term Loan due 2027 amortizes in an amount equal to 5.000% per annum, with payments made quarterly. As of March 30, 2024, $25.0 million of the Term Loan due 2027 is included in Current debt on the Consolidated Balance Sheets. Borrowings under the Term Loan due 2027 bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the ratio (a) consolidated debt to (b) consolidated EBITDAR.
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
Under the Amended Credit Agreement, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00. After giving effect to the Capri Acquisition, the Company will be required under the Amended Credit Agreement and the Capri Acquisition Term Loan Agreement to comply on a quarterly basis with a maximum net leverage ratio of (i) from and including the closing date of the Capri Acquisition to but excluding June 28, 2025, 4.75 to 1.00, (ii) from and including June 28, 2025 to but excluding June 27, 2026, 4.50 to 1.00, and (iii) from and including June 27, 2026 and thereafter, 4.00 to 1.00. As of March 30, 2024, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at March 30, 2024 and July 1, 2023 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy:

	March 30, 2024	July 1, 2023
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	299.0	295.1
7.050% Senior Notes due 2025	510.9	—
7.000% Senior Notes due 2026	774.3	—
4.125% Senior Notes due 2027	378.0	371.7
7.350% Senior Notes due 2028	1,054.4	—
7.700% Senior Notes due 2030	1,069.0	—
3.050% Senior Notes due 2032	410.0	399.5
7.850% Senior Notes due 2033	1,358.6	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	549.0	—
5.375% EUR Senior Notes due 2027(1)	561.1	—
5.875% EUR Senior Notes due 2031(1)	575.8	—

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 30, 2024 and July 1, 2023:

	Level 1		Level 2
	March 30, 2024	July 1, 2023	March 30, 2024	July 1, 2023
	(millions)
Assets:
Cash equivalents(1)	$1,109.1	$155.7	$34.2	$11.9
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	315.8	—
Government securities - U.S.(2)	49.9	—	—	—
Corporate debt securities - U.S.(2)	—	—	57.9	—
Corporate debt securities - non-U.S.(2)	—	—	—	—
Other	—	—	18.7	14.8
Long-term investments:
Other	—	—	1.3	1.3
Derivative assets:
Inventory-related instruments(3)	—	—	48.9	38.6
Net investment hedges(3)	—	—	101.2	13.1
Intercompany loans and payables(3)	—	—	0.2	0.4
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	1.5	0.1
Net investment hedges(3)	—	—	137.3	90.5
Intercompany loans and payables(3)	—	—	0.2	0.2

(1)Cash equivalents generally consists of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short-term maturity, management believes that their carrying value approximates fair value.
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
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three and nine months ended March 30, 2024 and April 1, 2023.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of March 30, 2024 and July 1, 2023:

	March 30, 2024			July 1, 2023
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$315.8	$—	$315.8	$—	$—	$—
Government securities - U.S.(1)	49.9	—	49.9	—	—	—
Corporate debt securities - U.S.(1)	57.9	—	57.9	—	—	—
Available-for-sale investments, total	$423.6	$—	$423.6	$—	$—	$—
Other:
Time deposits(1)	$0.6	$—	$0.6	$0.6	$—	$0.6
Other	18.7	1.3	20.0	14.8	1.3	16.1
Total Investments	$442.9	$1.3	$444.2	$15.4	$1.3	$16.7

(1)These securities, as of period end, have maturity dates during their respective fiscal years and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the periods ended March 30, 2024 and July 1, 2023.
14. COMMITMENTS AND CONTINGENCIES
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. Refer to Note 5, "Acquisitions," and Note 16, "Subsequent Events" for further information.
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $28.6 million and $37.1 million outstanding at March 30, 2024 and July 1, 2023, respectively. The agreements, which expire at various dates through fiscal year 2040, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of March 30, 2024 related to debt repayments. Refer to Note 11, "Debt," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes net sales of each of the company's segments for the three and nine months ended March 30, 2024 and April 1, 2023:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(millions)
Segment net sales:
Coach	$1,145.6	$1,144.0	$3,844.9	$3,713.0
Kate Spade	280.7	297.2	1,044.3	1,109.4
Stuart Weitzman	56.1	68.3	190.9	219.0
Total Net sales:	$1,482.4	$1,509.5	$5,080.1	$5,041.4

The following table summarizes segment operating profit of each of the company's segments and reconciliation to Income (loss) before provision for income taxes for the three and nine months ended March 30, 2024 and April 1, 2023:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(millions)
Segment operating profit:
Coach	$362.7	$342.2	$1,262.3	$1,134.6
Kate Spade	10.0	8.0	108.7	100.2
Stuart Weitzman	(4.7)	0.8	(11.9)	(3.6)
Total segment operating profit:	$368.0	$351.0	$1,359.1	$1,231.2
Unallocated corporate expenses(1)	163.7	124.7	454.0	332.4
Unallocated other charges, net(2)	34.8	3.1	94.0	22.5
Income (loss) before provision for income taxes	$169.5	$223.2	$811.1	$876.3

The following table summarizes depreciation and amortization expense of each of the company's segments for the three and nine months ended March 30, 2024 and April 1, 2023:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(millions)
Depreciation and amortization expense(3):
Coach	$20.4	$21.0	$64.3	$68.0
Kate Spade	9.6	10.0	28.9	32.3
Stuart Weitzman	2.6	2.7	7.9	7.8
Unallocated corporate(1)	7.4	8.2	24.7	22.4
Total Depreciation and amortization expense:	$40.0	$41.9	$125.8	$130.5

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
16. SUBSEQUENT EVENTS
As previously disclosed, on August 10, 2023, Tapestry, Capri and Merger Sub, entered into the Merger Agreement, dated August 10, 2023, pursuant to which, among other things, Merger Sub will merge with and into Capri (the “Merger”), with Capri surviving the Merger and continuing as a wholly owned subsidiary of Tapestry.
On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Merger. The FTC’s complaint alleges that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit, and intends to defend the lawsuit vigorously.

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
•Results of operations. An analysis of our results of operations in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 and first nine months of fiscal 2024 compared to the first nine months of fiscal 2023.
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
OVERVIEW
Tapestry, Inc. (the "Company") is a house of iconic accessories and lifestyle brands consisting of Coach, Kate Spade and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
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

Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri Holdings Limited ("Capri") for $57.00 per share in cash for a total enterprise value of approximately $8.5 billion (the "Capri Acquisition"). The Capri Acquisition, once completed, will bring together six highly complementary brands with global reach, powered by the Company’s data-rich customer engagement platform and diversified, direct-to-consumer operating model. The transaction is expected to close during calendar year 2024. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. On November 27, 2023, the Company issued $4.5 billion Capri Acquisition USD Senior Notes (the "Capri Acquisition USD Senior Notes") and €1.5 billion Capri Acquisition EUR Senior Notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, in addition to the $1.4 billion of delayed draw Capri Acquisition Term Loan Facilities executed on August 30, 2023 (the "Capri Acquisition Term Loan Facilities"), completes the expected financing for the Capri Acquisition. The Company has received regulatory approval from all countries except for the United States. On April 22, 2024, the Federal Trade Commission ("FTC") filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit, and intends to defend the lawsuit vigorously. Refer to Note 5, "Acquisitions," and Note 16, "Subsequent Events," for further information.
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
Current Macroeconomic Conditions and Outlook
During the third quarter of fiscal 2024, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. Some of these organizations have recently revised the forecast slightly upwards since the end of the prior quarter. The updated forecast is still below the historical average, which is reflective of the current volatile environment, including tighter monetary and fiscal policies which have started to moderate inflation, financial market volatility, and the negative economic impacts of geopolitical instability in certain regions of the world.

In the third quarter of fiscal 2024, freight costs have continued to moderate as compared to prior year. As a result, during the three months and nine months ended March 30, 2024, the Company incurred lower freight expense of $15.9 million and $70.0 million respectively, positively impacting gross margin by approximately 100 basis points and 140 basis points when compared to the prior year.
In the third quarter of fiscal 2024, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, for the three and nine months ended March 30, 2024, a decrease in Net sales of $23.5 million and $49.8 million, a positive impact to gross margin of approximately 60 basis points and 20 basis points, and approximately 30 basis point positive impact to operating margin and no impact to operating margin, respectively.
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
Geopolitical Disruptions to Supply Chain
During fiscal 2024, certain geopolitical events have impacted trade routes in the Red Sea which have modestly increased inventory in-transit times and costs. The Company has taken actions to minimize any potential disruptions and at this time, does not anticipate material impact to our business or operating results. We will continue to closely monitor the situation.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends improved. During the nine months ended March 30, 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
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

RESULTS OF OPERATIONS
THIRD QUARTER FISCAL 2024 COMPARED TO THIRD QUARTER FISCAL 2023
The following table summarizes results of operations for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,482.4	100.0%	$1,509.5	100.0%	$(27.1)	(1.8)%
Gross profit	1,107.4	74.7	1,098.3	72.8	9.1	0.8
SG&A expenses	903.1	60.9	872.0	57.8	31.1	3.6
Operating income (loss)	204.3	13.8	226.3	15.0	(22.0)	(9.8)
Interest expense, net	32.0	2.2	6.1	0.4	25.9	NM
Other expense (income)	2.8	0.2	(3.0)	(0.2)	5.8	NM
Provision for income taxes	30.1	2.0	36.5	2.4	(6.4)	(17.7)
Net income (loss)	139.4	9.4	186.7	12.4	(47.3)	(25.3)
Net income (loss) per share:
Basic	$0.61		$0.80		$(0.19)	(23.7)
Diluted	$0.60		$0.78		$(0.18)	(23.6)

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. There were no charges affecting comparability during the third quarter of fiscal 2023. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Third Quarter Fiscal 2024 Items

	Three Months Ended March 30, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$362.7	$—	$362.7
Kate Spade	10.0	—	10.0
Stuart Weitzman	(4.7)	—	(4.7)
Corporate	(163.7)	(35.0)	(128.7)
Operating income (loss)	$204.3	$(35.0)	$239.3

Net income (loss)	$139.4	$(50.7)	$190.1
Net income (loss) per diluted common share	$0.60	$(0.21)	$0.81
In the third quarter of fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $67.9 million attributable to the Capri Acquisition. These charges include:
◦SG&A expenses: $35.0 million primarily related to professional fees recorded within Corporate;

◦Interest expense, net: $32.9 million of financing related charges, which primarily includes the net impact of the Capri Acquisition Senior Notes.
    These actions taken together negatively impacted operating income by $35.0 million, increased interest expense by $32.9 million and reduced the provision for income tax by $17.2 million resulting in a net decrease in net income by $50.7 million or $0.21 per diluted share.
Supplemental Segment Data

	Three Months Ended March 30, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$528.6	$—	$528.6
Kate Spade	173.6	—	173.6
Stuart Weitzman	37.2	—	37.2
Corporate	163.7	35.0	128.7
SG&A expenses	$903.1	$35.0	$868.1

Tapestry, Inc. Summary – Third Quarter of Fiscal 2024
Currency Fluctuation Effects
The change in net sales for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	Amount	%	Constant Currency Change
	(millions)
Coach	$1,145.6	$1,144.0	$1.6	0.1%	1.9%
Kate Spade	280.7	297.2	(16.5)	(5.6)	(4.8)
Stuart Weitzman	56.1	68.3	(12.2)	(17.8)	(16.9)
Total Tapestry	$1,482.4	$1,509.5	$(27.1)	(1.8)	(0.2)
Net sales in the third quarter of fiscal 2024 decreased 1.8% or $27.1 million to $1.48 billion. Excluding the impact of foreign currency, net sales decreased by 0.2% or $3.6 million.
•Coach Net Sales increased 0.1% or $1.6 million to $1.15 billion in the third quarter of fiscal 2024. Excluding the impact of foreign currency, net sales increased 1.9% or $22.2 million. This increase in net sales was primarily due to an increase of $39.8 million in wholesale sales primarily driven by international, partially offset by a decrease of $21.8 million in net retail sales, mainly driven by e-commerce sales in North America.
•Kate Spade Net Sales decreased 5.6% or $16.5 million to $280.7 million in the third quarter of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 4.8% or $14.2 million. This decrease in net sales was due a decrease of $21.4 million in net retail sales as a result of lower store and e-commerce sales, partially offset by an increase of $5.7 million in wholesale sales primarily driven by North America.
•Stuart Weitzman Net Sales decreased 17.8% or $12.2 million to $56.1 million in the third quarter of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 16.9% or $11.6 million.
Gross Profit

	Three Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$891.3	77.7%	$866.5	75.7%	$24.8	2.8%
Kate Spade	183.6	65.4	191.1	64.3	(7.5)	(3.9)
Stuart Weitzman	32.5	58.0	40.7	59.6	(8.2)	(20.0)
Tapestry	$1,107.4	74.7	$1,098.3	72.8	$9.1	0.8
Gross profit increased 0.8% or $9.1 million to $1.11 billion in the third quarter of fiscal 2024 from $1.10 billion in the third quarter of fiscal 2023. Gross margin for the third quarter of fiscal 2024 increased 190 basis points to 74.7% as compared to 72.8% in the third quarter of fiscal 2023. This increase in Gross margin was primarily attributed to lower freight costs, favorable currency translation and net pricing improvements. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$528.6	46.1%	$524.3	45.8%	$4.3	0.8%
Kate Spade	173.6	61.8	183.1	61.6	(9.5)	(5.2)
Stuart Weitzman	37.2	66.4	39.9	58.5	(2.7)	(6.7)
Corporate(1)(2)	163.7	NA	124.7	NA	39.0	31.3
Tapestry	$903.1	60.9	$872.0	57.8	$31.1	3.6
SG&A expenses increased 3.6% or $31.1 million to $903.1 million in the third quarter of fiscal 2024 as compared to $872.0 million in the third quarter of fiscal 2023. As a percentage of net sales, SG&A expenses increased to 60.9% during the third quarter of fiscal 2024 from 57.8% during the third quarter of fiscal 2023. Excluding items affecting comparability of $35.0 million in the third quarter of fiscal 2024, SG&A expenses decreased 0.4% or $3.9 million to $868.1 million from $872.0 million in the third quarter of fiscal 2023. SG&A as a percentage of net sales increased 80 basis points to 58.6% as compared to 57.8% during the third quarter of fiscal 2023. This increase in SG&A as a percentage of net sales was primarily due to higher marketing spend, higher professional fees, partially offset by a decrease in selling costs.
(1)In the third quarter of fiscal 2024, Corporate incurred charges affecting comparability of $35.0 million. Excluding those items affecting comparability, SG&A expenses increased 3.2% or $4 million to $128.7 million in the third quarter of fiscal 2024 as compared to $124.7 million in the third quarter of fiscal 2023.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$362.7	31.6%	$342.2	29.9%	$20.5	6.0%
Kate Spade	10.0	3.6	8.0	2.7	2.0	25.6
Stuart Weitzman	(4.7)	(8.4)	0.8	1.1	(5.5)	NM
Corporate	(163.7)	NA	(124.7)	NA	(39.0)	(31.3)
Tapestry	$204.3	13.8	$226.3	15.0	$(22.0)	(9.8)
Operating income decreased 9.8% or $22.0 million to $204.3 million in the third quarter of fiscal 2024 as compared to $226.3 million in the third quarter of fiscal 2023. Operating margin was 13.8% in the third quarter of fiscal 2024 as compared to 15.0% in the third quarter of fiscal 2023. Excluding items affecting comparability of $35.0 million in the third quarter of fiscal 2024, operating income increased $13.0 million to $239.3 million in the third quarter of fiscal 2024 from $226.3 million in the third quarter of fiscal 2023; and operating margin increased 110 basis points to 16.1% in the third quarter of fiscal 2024 as compared to 15.0% in the third quarter of fiscal 2023. This increase in operating margin was primarily attributed to a 190 basis points increase in gross margin partially offset by an increase of 80 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $20.5 million to $362.7 million in the third quarter of fiscal 2024, resulting in an operating margin increase of 170 basis points to 31.6%, as compared to $342.2 million and 29.9%, respectively, in the third quarter of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 200 basis points mainly due to lower freight costs, net pricing improvements and favorable currency translation;
◦SG&A expenses as a percentage of net sales, increased 30 basis points mainly due to by higher marketing spend, partially offset by a decrease in selling and distribution costs.

•Kate Spade Operating Income increased $2.0 million to $10.0 million in the third quarter of fiscal 2024, resulting in an operating margin increase of 90 basis points to 3.6%, as compared to $8.0 million and operating margin of 2.7% in the third quarter of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 110 basis points mainly due to lower freight costs;
◦SG&A expenses as a percentage of net sales, increased 20 basis points mainly due to an increase in distribution costs and higher information technology costs, partially offset by lower selling and compensation costs.
•Stuart Weitzman Operating Income decreased $5.5 million to a loss of $4.7 million in the third quarter of fiscal 2024, resulting in an operating margin decrease of 950 basis points to (8.4)%, as compared to operating income of $0.8 million and operating margin of 1.1% in the third quarter of fiscal 2023.
•Corporate Operating Expenses increased 31.3% or $39.0 million to $163.7 million in the third quarter of fiscal 2024. Excluding items affecting comparability, Corporate operating expenses increased $4 million to $128.7 million from $124.7 million in the third quarter of fiscal 2023. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher professional fees.
Interest Expense, net
Net interest expense increased $25.9 million to $32.0 million in the third quarter of fiscal 2024 as compared to $6.1 million in the third quarter of fiscal 2023. Excluding items affecting comparability, net interest expense decreased $7.0 million to net interest income of $0.9 million from interest expense of $6.1 million in the third quarter of fiscal 2023. This decrease in Interest expense, net was mainly due to higher interest income partially offset by higher interest on the Term Loan due 2027.
Other Expense (Income)
Other expense increased $5.8 million to an expense of $2.8 million in the third quarter of fiscal 2024 as compared to income of $3.0 million in the third quarter of fiscal 2023. This increase in other expense was related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 17.7% in the third quarter of fiscal 2024 as compared to 16.4% in the third quarter of fiscal 2023. Excluding items affecting comparability, the effective tax rate was 19.9% in the third quarter of fiscal 2024 as compared to 16.4% in the third quarter of fiscal 2023. The increase in effective tax rate was primarily driven by discrete items recognized in the period partially offset by geographic mix of earnings.
Net Income (Loss)
Net income decreased 25.3% or $47.3 million to $139.4 million in the third quarter of fiscal 2024 as compared to $186.7 million in the third quarter of fiscal 2023. Excluding items affecting comparability, net income increased 1.9% or $3.4 million to $190.1 million in the third quarter of fiscal 2024 from $186.7 million in the third quarter of fiscal 2023.
Net Income (Loss) per Share
Net income per diluted share was $0.60 in the third quarter of fiscal 2024 as compared to $0.78 in the third quarter of fiscal 2023. Excluding items affecting comparability, net income per diluted share increased $0.03 to $0.81 in the third quarter of fiscal 2024 from $0.78 in the third quarter of fiscal 2023. This change was primarily due to a decrease in shares outstanding and higher net income.

RESULTS OF OPERATIONS
FIRST NINE MONTHS FISCAL 2024 COMPARED TO FIRST NINE MONTHS FISCAL 2023
The following table summarizes results of operations for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$5,080.1	100.0%	$5,041.4	100.0%	$38.7	0.8%
Gross profit	3,698.3	72.8	3,542.2	70.3	156.1	4.4
SG&A expenses	2,793.2	55.0	2,643.4	52.4	149.8	5.7
Operating income (loss)	905.1	17.8	898.8	17.8	6.3	0.7
Interest expense, net	94.5	1.9	21.4	0.4	73.1	NM
Other expense (income)	(0.5)	—	1.1	—	(1.6)	NM
Provision (benefit) for income taxes	154.4	3.0	164.4	3.3	(10.0)	(6.1)
Net income (loss)	656.7	12.9	711.9	14.1	(55.2)	(7.8)
Net income (loss) per share:
Basic	$2.87		$2.99		$(0.12)	(3.9)
Diluted	$2.82		$2.93		$(0.11)	(3.6)

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first nine months of fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. There were no charges affecting comparability during the first nine months of fiscal 2023. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Nine Months of Fiscal 2024 Items

	Nine Months Ended March 30, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,262.3	$—	$1,262.3
Kate Spade	108.7	—	108.7
Stuart Weitzman	(11.9)	—	(11.9)
Corporate	(454.0)	(82.9)	(371.1)
Operating income (loss)	$905.1	$(82.9)	$988.0

Net income (loss)	$656.7	$(126.4)	$783.1
Net income (loss) per diluted common share	$2.82	$(0.54)	$3.36
In the first nine months of fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $166.6 million attributable to the Capri Acquisition. These charges include:

◦Interest expense, net: $83.7 million of financing related charges, which primarily includes the net impact of the Capri Acquisition Senior Notes and Bridge Facility financing fees;
◦SG&A expenses: $82.9 million primarily related to professional fees recorded within Corporate.
    These actions taken together negatively impacted operating income by $82.9 million, increased interest expense by $83.7 million and reduced the provision for income tax by $40.2 million resulting in a net decrease in net income by $126.4 million or $0.54 per diluted share.
Supplemental Segment Data

	Nine Months Ended March 30, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$1,644.1	$—	$1,644.1
Kate Spade	568.2	—	568.2
Stuart Weitzman	126.9	—	126.9
Corporate	454.0	82.9	371.1
SG&A expenses	$2,793.2	$82.9	$2,710.3

Tapestry, Inc. Summary – First Nine Months of Fiscal 2024
Currency Fluctuation Effects
The change in net sales for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Nine Months Ended		Variance
	March 30, 2024	April 1, 2023	Amount	%	Constant Currency Change
	(millions)
Coach	$3,844.9	$3,713.0	$131.9	3.6%	4.7%
Kate Spade	1,044.3	1,109.4	(65.1)	(5.9)	(5.5)
Stuart Weitzman	190.9	219.0	(28.1)	(12.8)	(11.9)
Total Tapestry	$5,080.1	$5,041.4	$38.7	0.8	1.8
Net sales in the first nine months of fiscal 2024 increased 0.8% or $38.7 million to $5.08 billion. Excluding the impact of foreign currency, net sales increased by 1.8% or $88.5 million.
•Coach Net Sales increased 3.6% or $131.9 million to $3.84 billion in the first nine months of fiscal 2024. Excluding the impact of foreign currency, net sales increased 4.7% or $175.4 million. This increase in net sales was primarily due to an increase of $104.7 million in net retail sales driven by an increase in store and to a lesser extent, e-commerce sales. The increase in net sales was also attributed to a $60.8 million increase in wholesale sales primarily driven by international.
•Kate Spade Net Sales decreased 5.9% or $65.1 million to $1.04 billion in the first nine months of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 5.5% or $60.8 million. This decrease in net sales was primarily due a decrease of $55.0 million in net retail sales as a result of lower store and e-commerce sales.
•Stuart Weitzman Net Sales decreased 12.8% or $28.1 million to $190.9 million in the first nine months of fiscal 2024. Excluding the impact of foreign currency, net sales decreased 11.9% or $26.1 million.
Gross Profit

	Nine Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,906.4	75.6%	$2,710.7	73.0%	$195.7	7.2%
Kate Spade	676.9	64.8	701.0	63.2	(24.1)	(3.4)
Stuart Weitzman	115.0	60.2	130.5	59.6	(15.5)	(11.9)
Tapestry	$3,698.3	72.8	$3,542.2	70.3	$156.1	4.4
Gross profit increased 4.4% or $156.1 million to $3.70 billion during the first nine months of fiscal 2024 from $3.54 billion in the first nine months of fiscal 2023. Gross margin in the first nine months of fiscal 2024 increased 250 basis points to 72.8% as compared to 70.3% in the first nine months of fiscal 2023. This increase in Gross margin was primarily attributed to lower freight costs, net pricing improvements, and favorable geography mix. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Nine Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,644.1	42.7%	$1,576.1	42.4%	$68.0	4.3%
Kate Spade	568.2	54.4	600.8	54.2	(32.6)	(5.4)
Stuart Weitzman	126.9	66.4	134.1	61.2	(7.2)	(5.4)
Corporate(1)(2)	454.0	NA	332.4	NA	121.6	36.6
Tapestry	$2,793.2	55.0	$2,643.4	52.4	$149.8	5.7
SG&A expenses increased 5.7% or $149.8 million to $2.79 billion in the first nine months of fiscal 2024 as compared to $2.64 billion in the first nine months of fiscal 2023. As a percentage of net sales, SG&A expenses increased to 55.0% during the first nine months of fiscal 2024 from 52.4% during the first nine months of fiscal 2023. Excluding items affecting comparability of $82.9 million in the first nine months of fiscal 2024, SG&A expenses increased 2.5% or $66.9 million to $2.71 billion from $2.64 billion the first nine months of fiscal 2023. SG&A expenses as a percentage of net sales increased 90 basis points to 53.3% compared to 52.4% in the first nine months of fiscal 2023. This increase in SG&A as a percentage of net sales was primarily due to higher compensation costs, increased occupancy costs, and higher marketing spend partially offset by a decrease in distribution costs.
(1)In the first nine months of fiscal 2024, Corporate incurred charges affecting comparability of $82.9 million. Excluding those items affecting comparability, SG&A expenses increased 11.6% or $38.7 million to $371.1 million in the first nine months of fiscal 2024 as compared to $332.4 million in the first nine months of fiscal 2023.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Nine Months Ended
	March 30, 2024		April 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,262.3	32.9%	$1,134.6	30.6%	$127.7	11.2%
Kate Spade	108.7	10.4	100.2	9.0	8.5	8.5
Stuart Weitzman	(11.9)	(6.2)	(3.6)	(1.6)	(8.3)	NM
Corporate	(454.0)	NA	(332.4)	NA	(121.6)	(36.6)
Tapestry	$905.1	17.8	$898.8	17.8	$6.3	0.7
Operating income increased $6.3 million to $905.1 million in the first nine months of fiscal 2024 as compared to $898.8 million in the first nine months of fiscal 2023. Operating margin remained even at 17.8% in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023. Excluding items affecting comparability of $82.9 million in the first nine months of fiscal 2024, operating income increased $89.2 million to $988.0 million from $898.8 million in the first nine months of fiscal 2023; and operating margin increased 160 basis points to 19.4% in the first nine months of fiscal 2024 as compared to 17.8% in the first nine months of fiscal 2023. This increase in operating margin was primarily attributed to a 250 basis points increase in gross margin partially offset by an increase of 90 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $127.7 million to $1.26 billion in the first nine months of fiscal 2024, resulting in an operating margin increase of 230 basis points to 32.9%, as compared to $1.13 billion and 30.6%, respectively, in the first nine months of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 260 basis points mainly due to lower freight costs and net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 30 basis points mainly due to higher marketing spend and higher compensation costs, partially offset by a decrease in distribution costs.

•Kate Spade Operating Income increased $8.5 million to $108.7 million in the first nine months of fiscal 2024, resulting in an operating margin increase of 140 basis points to 10.4%, as compared to $100.2 million and 9.0%, respectively, in the first nine months of fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 160 basis points mainly due to lower freight costs;
◦SG&A expenses as a percentage of net sales, increased 20 basis points mainly due to increased occupancy costs and higher information technology costs, partially offset by a decrease in depreciation.
•Stuart Weitzman Operating Loss increased $8.3 million to a loss of $11.9 million in the first nine months of fiscal 2024, resulting in an operating margin decrease of 460 basis points to (6.2)%, as compared to an operating loss of $3.6 million in the first nine months of fiscal 2023 and an operating margin of (1.6)%.
•Corporate Operating Expenses increased 36.6% or $121.6 million to $454.0 million in the first nine months of fiscal 2024. Excluding items affecting comparability, Corporate operating expenses increased $38.7 million to $371.1 million from $332.4 million in the first nine months of fiscal 2023. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher compensation costs, increased occupancy costs, and higher professional fees.
Interest Expense, net
Net Interest expense increased $73.1 million to $94.5 million in the first nine months of fiscal 2024 as compared to $21.4 million in the first nine months of fiscal 2023. Excluding items affecting comparability, net interest expense decreased $10.6 million to $10.8 million from $21.4 million in the first nine months of fiscal 2023. This decrease in Interest expense, net was mainly due to higher interest income partially offset by higher interest on the Term Loan due 2027.
Other Expense (Income)
Other income increased $1.6 million to income of $0.5 million in the first nine months of fiscal 2024 as compared to expense of $1.1 million in the first nine months of fiscal 2023. This increase in other income was related to an increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 19.0% in the first nine months of fiscal 2024 as compared to 18.8% in the first nine months of fiscal 2023. Excluding items affecting comparability, the effective tax rate was 19.9% in the first nine months of fiscal 2024 as compared to 18.8% in the first nine months of fiscal 2023.
Net Income (Loss)
Net income decreased 7.8% or $55.2 million to $656.7 million in the first nine months of fiscal 2024 as compared to $711.9 million in the first nine months of fiscal 2023. Excluding items affecting comparability, net income increased $71.2 million to $783.1 million in the first nine months of fiscal 2024 from $711.9 million in the first nine months of fiscal 2023.
Net Income (Loss) per Share
Net income per diluted share was $2.82 in the first nine months of fiscal 2024 as compared to net income per diluted share of $2.93 in the first nine months of fiscal 2023. Excluding items affecting comparability, net income per diluted share increased $0.43 to $3.36 in the first nine months of fiscal 2024 from $2.93 in the first nine months of fiscal 2023, primarily due to higher net income and a decrease in shares outstanding.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, interest expense, provision for income taxes, net income and earnings per diluted share in the three and nine months ended March 30, 2024 reflect certain items affecting comparability, including the impact of Acquisition costs. There were no items affecting comparability in the first nine months of fiscal 2023. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	March 30, 2024	April 1, 2023	Change
	(millions)
Net cash provided by (used in) operating activities	$999.6	$574.8	$424.8
Net cash provided by (used in) investing activities	(486.1)	40.6	(526.7)
Net cash provided by (used in) financing activities	5,733.6	(768.7)	6,502.3
Effect of exchange rate changes on cash and cash equivalents	1.9	0.7	1.2
Net increase (decrease) in cash and cash equivalents	$6,249.0	$(152.6)	$6,401.6
The Company’s cash and cash equivalents increased by $6.2 billion in the first nine months of fiscal 2024 as compared to a decrease of $152.6 million in the first nine months of fiscal 2023, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $424.8 million primarily due to changes in operating assets and liabilities of $429.7 million, higher impact of non-cash adjustments of $50.3 million, partially offset by lower net income of $55.2 million.
The $429.7 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Accrued liabilities were a source of cash of $94.2 million in the first nine months of fiscal 2024 compared to a use of cash of $161.2 million in the first nine months of fiscal 2023, primarily driven by an increase in accrued interest due to bond issuances and accrued incentive compensation.
•Accounts payable were a use of cash of $50.3 million in the first nine months of fiscal 2024 compared to a use of cash of $166.7 million in the first nine months of fiscal 2023, primarily driven by lower in-transit inventory compared to the prior year end.
•Other Assets were a source of cash of $73.6 million in the first nine months of fiscal 2024 compared to a source of cash of $13.4 million in the first nine months of fiscal 2023, primarily driven by a decrease in prepaid expenses due to less cloud computing project spend and a tax refund in the current year.
Net cash provided by (used in) investing activities
Net cash used in investing activities in the first nine months of fiscal 2024 was $486.1 million as compared to a source of cash of $40.6 million in the first nine months of fiscal 2023, resulting in a $526.7 million increase in net cash used in investing activities.
The $486.1 million use of cash in the first nine months of fiscal 2024 was primarily due to purchases of investments of $1.1 billion, partially offset by maturities and sales of investments of $702.6 million, primarily related to the proceeds of the senior unsecured notes issued to fund the Capri Acquisition.
The $40.6 million source of cash in the first nine months of fiscal 2023 was primarily due to proceeds from maturities and sales of investments of $154.6 million, settlement of net investment hedge of $41.9 million, partially offset by capital expenditures of $149.6 million.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $5.7 billion in the first nine months of fiscal 2024 as compared to a use of cash of $768.7 million in the first nine months of fiscal 2023, resulting in a net increase of cash provided by financing activities of $6.5 billion.
The $5.7 billion source of cash in the first nine months of fiscal 2024 was primarily due to proceeds from the issuance of senior unsecured notes to fund the Capri Acquisition of $6.1 billion, partially offset by dividend payments of $240.9 million as well as payment of debt issuance costs of $78.3 million.
The $768.7 million use of cash in the first nine months of fiscal 2023 was primarily due to repurchase of common stock of $502.0 million, dividend payments of $214.2 million, as well as taxes paid to net settle share-based awards of $55.3 million.

Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $1.9 million as compared to $0.7 million in the first nine months of fiscal 2023.
Financial Condition
The following table presents our financial condition as of March 30, 2024 and July 1, 2023:

	March 30, 2024	July 1, 2023	Change
	(millions)
Cash and cash equivalents(1)	$6,975.1	$726.1	$6,249.0
Short-term investments(1)	442.9	15.4	427.5
Current debt(2)	(25.0)	(25.0)	—
Long-term debt(2)	(7,673.7)	(1,635.8)	(6,037.9)
Total, net	$(280.7)	$(919.3)	$638.6

(1)    As of March 30, 2024, approximately 5.5% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities, and other available financing options.
The following table presents the total availability, borrowings outstanding, and remaining availability under our Revolving Facility and Capri Acquisition Term Loan Facilities as of March 30, 2024:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Revolving Facility(1)	$2,000.0	$—	$2,000.0
Capri Acquisition Term Loan Facilities(1)	1,400.0	—	1,400.0
Total	$3,400.0	$—	$3,400.0

(1)    Refer to Note 11, "Debt" for further information on these instruments.
We believe that our Revolving Facility and Term Loans are adequately diversified with no undue concentrations in any one financial institution. As of March 30, 2024, there were 18 financial institutions participating in the Revolving Facility, and 24 financial institutions participating in the Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Capital Expenditures
During the three and nine months ended March 30, 2024, capital expenditures and cloud computing implementation costs were $29.3 million and $88.4 million, respectively. The Company expects total fiscal 2024 capital expenditures and cloud computing cost to be approximately $140.0 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of March 30, 2024 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Capri Acquisition. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the nine months ended March 30, 2024.
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into a Merger Agreement. The Company intends to finance the Capri Acquisition, inclusive of related fees and expenses, with the net proceeds of new senior unsecured notes, new term loans, cash on hand, cash on hand at Capri and anticipated future cash flow. The Company has received regulatory approval from all countries except for the United States. On April 22, 2024, the FTC filed a complaint in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. We believe the FTC’s claims are without merit, and we intend to defend the lawsuit vigorously. Refer to Note 5, "Acquisitions," and Note 11, "Debt," for further information.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2023. As of March 30, 2024, there have been no material changes to any of the critical accounting policies.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the Company's market risk or the way the Company manages these exposures as set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023. Refer to Note 8, "Derivative Investments and Hedging Activities," Note 11, "Debt," and Note 13, "Investments," included in Part I of this Form 10-Q for additional information.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the third quarter of 2024 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
However, as previously disclosed, on August 10, 2023, the Company entered into a Merger Agreement by and among the Company, Merger Sub and Capri, pursuant to which, among other things, Merger Sub will merge with and into Capri (the “Merger”) with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company. In connection with the Company’s proposed acquisition of Capri, we have been named as a defendant in a legal proceeding by the FTC. On April 22, 2024, the FTC filed a lawsuit in the United States District Court for the Southern District of New York against us and Capri seeking to block the proposed acquisition of Capri, claiming that the proposed acquisition would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. We believe the FTC’s claims are without merit, and we intend to defend the lawsuit vigorously.
ITEM 1A. RISK FACTORS
Refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 12, 2022, the Company announced that its Board of Directors authorized a common stock repurchase program to repurchase up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes. As of March 30, 2024 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Merger Agreement with Capri. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the nine months ended March 30, 2024.

ITEM 5. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended March 30, 2024.
ITEM 6. EXHIBITS

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

Dated: May 9, 2024