Form 10-K
period 2024-06-29
TAPESTRY, INC.
filed 2024-08-15
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 29, 2023 (the last business day of the most recently completed second fiscal quarter) was approximately $8.42 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and executive officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 2, 2024, the Registrant had 230,220,721 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2024 Annual Meeting of Stockholders	Part III, Items 10 – 14

TAPESTRY, INC.
i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "continue," "project," "assumption," "should," "expect," "confidence," "goals," "trends," "anticipate," "intend," "estimate," "on track," "future," "well positioned to," "plan," "potential," "position," "believe," "seek," "see," "will," "would," "target," similar expressions and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include, but are not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iii) the impact of the coronavirus ("Covid-19") pandemic; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) our ability to successfully implement the initiatives under our 2025 growth strategy; (vi) the effect of existing and new competition in the marketplace; (vii) satisfaction of the conditions precedent to consummation of the proposed acquisition of Capri Holdings Limited ("Capri"), including the ability to secure regulatory approval in the United States on the terms expected, at all or in a timely manner; (viii) our ability to achieve intended benefits, cost savings and synergies from acquisitions, including our proposed acquisition of Capri; (ix) the outcome of the antitrust lawsuit by the Federal Trade Commission against us and Capri related to the consummation of the proposed acquisition; (x) our ability to control costs; (xi) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xii) the risk of cyber security threats and privacy or data security breaches; (xiii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiv) the risks associated with climate change and other corporate responsibility issues; (xv) the impact of tax and other legislation; (xvi) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xvii) our ability to protect against infringement of our trademarks and other proprietary rights; and (xviii) the impact of pending and potential future legal proceedings. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of June 29, 2024 ("fiscal 2024"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. Fiscal 2024 was a 52-week period, July 1, 2023 ("fiscal 2023") was a 52-week period, and July 2, 2022 ("fiscal 2022") was a 52-week period.
PART I
ITEM 1. BUSINESS
Tapestry, Inc. (the "Company") is a house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across business channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable and to build a company that’s equitable, inclusive and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
Founded in 1941, Coach, Inc., the predecessor to Tapestry, Inc., was incorporated in the state of Maryland in 2000. During fiscal 2015, the Company acquired Stuart Weitzman Holdings LLC, a luxury women's footwear company. During fiscal 2018, the Company acquired Kate Spade & Company, a lifestyle accessories and ready-to-wear company. Later in fiscal 2018, the Company changed its name to Tapestry, Inc.
OUR BRANDS
The Company has three reportable segments:
•Coach - Coach is a global fashion house of accessories and lifestyle collections, founded in New York City in 1941. Inspired by the vision of Expressive Luxury and the inclusive and courageous spirit of its hometown, the brand makes beautiful things, crafted to last – for you to be yourself in. Coach has built a legacy of craftsmanship and a community that champions the courage to be real. Coach includes global sales of primarily Coach brand products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses. This segment represented 76.4% of total net sales in fiscal 2024.
•Kate Spade - Since its launch in 1993 with a collection of six essential handbags, kate spade new york has always been colorful, bold and optimistic. Today, it is a global lifestyle brand that designs extraordinary things for the everyday, delivering seasonal collections of handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Known for its rich heritage and unique brand DNA, kate spade new york offers a distinctive point of view and celebrates communities of women around the globe who live their perfectly imperfect lifestyles. Kate Spade includes global sales of primarily kate spade new york brand products to customers through our DTC, wholesale and licensing businesses. This segment represented 20.0% of total net sales in fiscal 2024.
•Stuart Weitzman - Since 1986, New York City based global luxury footwear brand Stuart Weitzman has combined its signature artisanal craftsmanship and precise engineering to empower women to stand strong. Having perfected the art of shoemaking for over 35 years, the brand continues to expand its assortment to feature handbags and men's footwear, all the while staying true to its ethos of inspiring strength and confidence with every step. Stuart Weitzman includes global sales of primarily Stuart Weitzman brand products to customers through our DTC and wholesale businesses. This segment represented 3.6% of total net sales in fiscal 2024.
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands; therefore, they are not allocated to its segments. Such costs primarily include certain overhead expenses related to corporate functions as well as certain administration, corporate occupancy, information technology, and depreciation costs.
Refer to Note 17, "Segment Information," for further information about the Company's segments.
OUR STRATEGY
In the first quarter of fiscal 2023, the Company introduced the 2025 growth strategy, futurespeed, designed to amplify and extend the competitive advantages of its brands, with a focus on four strategic priorities:
•Building Lasting Customer Relationships: The Company's brands aim to leverage Tapestry’s transformed business model to drive customer lifetime value through a combination of increased customer acquisition, retention and reactivation.
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
DIRECT TO CONSUMER BUSINESS
Our DTC business consists of channels that provide us with immediate, controlled access to consumers. This includes retail and outlet stores, brand e-commerce sites as well as concession shop-in-shops. Direct-to-consumer revenues were approximately 87% of total net sales in fiscal 2024.
•Stores - Our brands operate freestanding retail stores, outlet stores, as well as concession shop-in-shop locations. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.

				Variance
				2024 vs 2023		2023 vs 2022
Store Count	2024	2023	2022	Amount	%	Amount	%

Coach
North America	324	330	343	(6)	(1.8)%	(13)	(3.8)%
International	606	609	602	(3)	(0.5)%	7	1.2%
Total Coach	930	939	945	(9)	(1.0)%	(6)	(0.6)%

Kate Spade
North America	197	205	207	(8)	(3.9)%	(2)	(1.0)%
International	181	192	191	(11)	(5.7)%	1	0.5%
Total Kate Spade	378	397	398	(19)	(4.8)%	(1)	(0.3)%

Stuart Weitzman
North America	34	36	39	(2)	(5.6)%	(3)	(7.7)%
International	60	57	61	3	5.3%	(4)	(6.6)%
Total Stuart Weitzman	94	93	100	1	1.1%	(7)	(7.0)%

Tapestry
North America	555	571	589	(16)	(2.8)%	(18)	(3.1)%
International	847	858	854	(11)	(1.3)%	4	0.5%
Total Tapestry	1,402	1,429	1,443	(27)	(1.9)%	(14)	(1.0)%

				Variance
				2024 vs 2023		2023 vs 2022
Avg. Square Footage	2024	2023	2022	Amount	%	Amount	%

Coach
North America	4,905	4,904	4,839	1	—%	65	1.3%
International	2,342	2,294	2,257	48	2.1%	37	1.6%
Total Coach	3,235	3,211	3,194	24	0.7%	17	0.5%

Kate Spade
North America	2,949	2,876	2,863	73	2.5%	13	0.5%
International	1,439	1,446	1,441	(7)	(0.5)%	5	0.3%
Total Kate Spade	2,226	2,185	2,181	41	1.9%	4	0.2%

Stuart Weitzman
North America	1,938	1,905	1,919	33	1.7%	(14)	(0.7)%
International	1,338	1,371	1,378	(33)	(2.4)%	(7)	(0.5)%
Total Stuart Weitzman	1,555	1,578	1,589	(23)	(1.5)%	(11)	(0.7)%

Tapestry
North America	4,029	3,987	3,951	42	1.1%	36	0.9%
International	2,078	2,043	2,012	35	1.7%	31	1.5%
Total Tapestry	2,850	2,820	2,804	30	1.1%	16	0.6%
•Digital - We view our digital platform as an instrument to deliver our products to customers directly with the benefit of added accessibility as consumers can purchase our products wherever they choose. We have e-commerce sites in our major markets in the U.S., Canada, Japan, Greater China, several throughout Europe, Australia, and several throughout the rest of Asia. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.

WHOLESALE BUSINESS
Our wholesale business primarily includes major department stores, specialty stores, and third-party digital partners. We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation with proprietary brand fixtures within the department store environment in select locations. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes to the consumers of our wholesale partners in each local market. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. Wholesale represented approximately 12% of our total net sales for fiscal 2024. As of June 29, 2024, there were no customers who individually accounted for more than 10% of each segment’s total net sales.
LICENSING BUSINESS
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Our key licensing relationships and their fiscal year expirations as of June 29, 2024 are as follows:

Brand	Category	Partner	Fiscal Year Expiration
Coach	Watches	Movado	2025
Coach	Eyewear	Luxottica	2026
Coach	Fragrance	Interparfums	2026
Kate Spade	Tableware and Housewares	Lenox	2025
Kate Spade	Sleepwear	Komar	2025
Kate Spade	Stationery and Gift	Lifeguard Press	2026
Kate Spade	Tech Accessories	Case-Mate	2027
Kate Spade	Fragrance	Interparfums	2030
Kate Spade	Eyewear	Safilo	2031
Products made under license are, in most cases, sold through stores and wholesale business channels and, with the Company's approval, the licensees have the right to distribute products selectively through other venues, which provide additional, yet controlled, exposure of our brands. Our licensing partners generally pay royalties on their net sales of our branded products. Such royalties currently comprise approximately 1% of Tapestry's total net sales. The licensing agreements generally give our brands the right to terminate the license if specified sales targets are not achieved.

PRODUCTS
The following table shows Net sales for each of our product categories by segment:

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		July 2, 2022
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach
Women's Handbags	$2,495.7	37.5%	$2,450.7	36.8%	$2,574.8	38.5%
Women's Accessories	1,079.6	16.2	1,024.8	15.4	942.5	14.1
Men's	983.9	14.7	947.1	14.2	904.8	13.5
Other Products	536.1	8.0	537.8	8.1	499.2	7.5
Total Coach	$5,095.3	76.4%	$4,960.4	74.5%	$4,921.3	73.6%
Kate Spade
Women's Handbags	$721.0	10.9%	$779.6	11.7%	$819.5	12.2%
Women's Accessories	316.8	4.7	306.9	4.6	307.0	4.6
Other Products	296.6	4.4	332.4	5.0	319.0	4.8
Total Kate Spade	$1,334.4	20.0%	$1,418.9	21.3%	$1,445.5	21.6%
Stuart Weitzman(1)	$241.5	3.6%	$281.6	4.2%	$317.7	4.8%
Total Net sales	$6,671.2	100.0%	$6,660.9	100.0%	$6,684.5	100.0%

(1)The significant majority of sales for Stuart Weitzman is attributable to women's footwear.
•Women’s Handbags — Women’s handbag collections feature classically inspired as well as fashion designs. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base.
•Women’s Accessories — Women’s accessories include small leather goods which includes mini and micro handbags, money pieces, wristlets, pouches and cosmetic cases. Also included in this category are novelty accessories (including address books, time management accessories, travel accessories, sketchbooks and portfolios), belts, key rings and charms.
•Men’s — Men’s includes bag collections (including business cases, computer bags, messenger-style bags, backpacks and totes), small leather goods (including wallets, card cases, travel organizers and belts), footwear, watches, fragrances, sunglasses, novelty accessories and ready-to-wear items.
•Other Products — These products primarily include women's footwear, eyewear (such as sunglasses), jewelry (including bracelets, necklaces, rings and earrings), women's fragrances, watches, certain women's seasonal lifestyle apparel collections, including outerwear, ready-to-wear and cold weather accessories, such as gloves, scarves and hats. In addition, Kate Spade brand housewares and home accessories, such as fashion bedding and tableware, and stationery and gifts are included in this category.
DESIGN AND MERCHANDISING
Our creative leaders are responsible for conceptualizing and implementing the design direction for our brands across the consumer touchpoints of product, stores and marketing. At Tapestry, each brand has a dedicated design and merchandising team; this ensures that Coach, Kate Spade and Stuart Weitzman speak to their customers with a voice and positioning unique to their brand. Designers have access to the brands' extensive archives of product designs, which are a valuable resource for product concepts. Our designers collaborate with strong merchandising teams that analyze sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Leveraging our strategic investments that we have made in data and analytics tools, merchandisers are able to gain a deeper understanding of customer behavior which empowers our teams to respond to changes in consumer preferences and demand as well as scale opportunities across brands with greater speed and efficiency. Our merchandising teams are committed to managing the product life cycle to maximize sales and profitability across all business channels. The product category teams, each comprised of design, merchandising, product development and sourcing specialists, help each brand execute design concepts that are consistent with the brand's strategic direction.

Our design and merchandising teams also work in close collaboration with all of our licensing partners to ensure that the licensed products are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brands.
MARKETING
We use a 360-degree approach to marketing for each of our brands, synchronizing our efforts across all business channels to ensure consistency at every touchpoint. Our global marketing strategy is to deliver a consistent, relevant and multi-layered message every time the consumer comes in contact with our brands through our communications and visual merchandising. Each brand's distinctive positioning is communicated by our creative marketing, visual merchandising and public relations teams, as well as outside creative agencies. We also have a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends.
We engage in several consumer communication initiatives globally, including direct marketing activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related activities in fiscal 2024 were $616.8 million, representing over 9% of net sales, compared to $570.7 million in fiscal 2023, representing less than 9% of net sales.
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
The Company has several regional informational websites for locations where we have not established an e-commerce presence. The Company utilizes and continues to explore digital technologies such as social media websites as a cost-effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
MANUFACTURING
Tapestry carefully balances its commitments to a limited number of “better brand” partners that have demonstrated integrity, quality and reliable delivery. The Company continues to evaluate new manufacturing sources and geographies to deliver high quality products at competitive costs and to mitigate the impact of manufacturing in inflationary markets.
Our raw material suppliers, independent manufacturers and licensing partners must achieve and maintain high quality standards, which are an integral part of our brands' identity. Before directly partnering with a new manufacturing vendor for finished goods, the Company evaluates each facility by conducting a quality, business practice standards and social compliance review. We expect finished good manufacturers to undergo a social compliance audit before being approved as a Tapestry supplier. Manufacturers working with our licensed partners are expected to have had an acceptable social compliance audit conducted within the prior six months of their onboarding date. Suppliers that fail to meet our standards are not approved until an acceptable report is provided. We also conduct periodic evaluations of existing, previously approved finished good suppliers. We believe that our manufacturing partners are in material compliance with the Company’s integrity standards.
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
During fiscal 2024, manufacturers of Coach products were primarily located in Vietnam, Cambodia, the Philippines and India and no individual vendor provided 10% or more of the brand's total inventory purchases. During fiscal 2024, Kate Spade products were manufactured primarily in Vietnam, Cambodia, mainland China, and the Philippines and no individual vendor provided 10% or more of the brand's total inventory purchases. Stuart Weitzman products were primarily manufactured in

Spain. During fiscal 2024, Stuart Weitzman had two vendors, both located in Spain, who individually provided over 10% of the brand's total units (approximately 23% across both, in the aggregate).
FULFILLMENT
The Company’s distribution network is designed to support the movement of each brand's products from our manufacturers to fulfillment centers around the world. These fulfillment centers are either directly operated by the Company or by independent third parties, some of which support multiple brands. Our facilities use bar code scanning warehouse management systems, where our fulfillment center employees use handheld scanners to read product bar codes. This allows for accurate storage and order processing and allows us to provide excellent service to our customers. These facilities are also integrated into our Enterprise Resource Planning system, ensuring accurate inventory reporting. Our products are primarily shipped to retail stores, wholesale customers and e-commerce customers.
In North America, we maintain fulfillment centers in Florida, Nevada and Ohio, operated by Tapestry. The Company also has third-party facilities in Canada and Mexico. Globally, we utilize regional fulfillment centers in mainland China, the Netherlands, the United Kingdom, Singapore and Spain, owned and operated by third parties, that support multiple countries. We also utilize local fulfillment centers, through third-parties in Japan, parts of Greater China, South Korea, Malaysia, Spain, the U.K., Canada and Australia.
INFORMATION SYSTEMS
The Company’s information systems are integral in supporting the Company’s long-term strategies. Our information technology platform is a key capability used to support digital growth and drive consumer centricity and data-driven decision making. We are continually enhancing our digital technology platforms to elevate our e-commerce capabilities, direct-to-consumer functionalities, and overall omni-channel experience, by utilizing cloud-based technology infrastructure. For example, we will continue to enhance certain of our machine learning models to improve our customer capture and segmentation capabilities.
The Company utilizes a cloud based digital platform which connects our customer shopping sites, Order Management Systems, Point of Sale systems, and product management systems into one platform with a shared codebase. This platform allows us to be a more dynamic and responsive company providing best-in-class service to our customers from all brands across North America, Europe and Japan.
Refer to Part I, Item 1C, "Cybersecurity" for further information on our cybersecurity risk management, strategy and governance.
INTELLECTUAL PROPERTY
Tapestry owns COACH, KATE SPADE and STUART WEITZMAN, as well as all of the material trademark, design and patent-rights related to the production, marketing, distribution and sale of our products in the United States and other countries in which our products are principally sold. In addition, the Company licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborations. Tapestry also owns and maintains registrations in countries around the world for trademarks in relevant classes of products and services. In addition, Tapestry owns trade dress, copyrights, design patents and utility patents for its brands' product designs. Tapestry aggressively polices its intellectual property and pursues infringers both domestically and internationally. The Company pursues counterfeiters through leads generated internally, as well as through its network of investigators, law enforcement and customs officials, the respective online reporting form for each brand, the Tapestry hotline and business partners around the world.
SEASONALITY
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including weather and macroeconomic events, such as pandemic diseases.

COVID-19 PANDEMIC
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state and local authorities. Such disruptions persisted into the beginning of fiscal 2023, and the Company's results in Greater China (mainland China, Hong Kong SAR, Macao SAR and Taiwan) were adversely impacted as a result of the Covid-19 pandemic. Towards the end of the first half of fiscal 2023, certain government restrictions were lifted in the region and business trends improved. During fiscal 2024, the Covid-19 pandemic did not materially impact our business or operating results. The Company continues to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
GOVERNMENT REGULATION
Most of the Company's imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. The Company is not materially restricted by quotas or other government restrictions in the operation of its business; however, customs duties do represent a component of total product cost. To maximize opportunities, the Company operates complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. Additionally, the Company operates a direct import business in many countries worldwide. As a result, the Company is subject to stringent government regulations and restrictions, adding significant complexity with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality, safety and sustainability of the Company’s products. The Company maintains an internal global trade, customs and product compliance organization to help manage its import/export and regulatory affairs activity.
COMPETITION
The Company faces intense competition from many other brands in the product lines and markets that we participate. In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among others. Over the last decade, these brands have grown and are expected to continue to grow, encouraging the entry of new competitors as well as increasing the competition from existing competitors. This increased competition drives interest in these brand loyal categories. We believe, however, that we have significant competitive advantages because of the recognition and the acceptance of our brands by consumers and the power of our information technology platform.

CORPORATE RESPONSIBILITY
As a people-centered and purpose led Company, Tapestry believes that a better-made future is one that is both beautiful and responsible. Our Environmental, Social and Corporate Governance (“ESG”) strategy, the Fabric of Change, aims to unite teams across the Company’s business to work to meet our Corporate Responsibility Goals ("ESG Goals") and a shared objective: to create a company of the future that balances true fashion authority with meaningful, positive change. The Fabric of Change focuses on four pillars: Power of Our People, Sustain the Planet, Uplift Our Communities and Create Products with Care.
•Power of Our People:
◦We aim to foster a culture of purpose and fulfillment at Tapestry by embedding Equity, Inclusion and Diversity (“EI&D") throughout our organization and attracting and retaining talent with a compelling and engaging employee experience.
◦We have set goals focused on building diversity in our leadership team, reducing differences in our employee survey results based on gender and ethnicity, focusing on progression and establishing core wellness standards to enable our employees to manage their work and personal lives.
◦We tie 10% of leadership annual incentive plan compensation to EI&D goals on a global basis level.
•Sustain the Planet:
◦We aim to sustain and restore our planet through continuous innovation in solutions that improve biodiversity and reduce our impact on climate change with a focus on renewable energy, increased use of environmentally preferred materials and production methods and circular business models that design out waste and pollution, keep products in use and restore natural systems.
◦We have set goals focused on utilizing 100% renewable energy in our own operations globally, reducing waste in our corporate and fulfillment centers and minimizing water use across our company and supply chain. We also have greenhouse gas (“GHG”) emissions reduction targets for Scope 1, 2, 3 and Scope 3 Forest, Land and Agriculture that have been validated by Science Based Targets initiative.
•Uplift Our Communities:
◦We aim to empower the communities where our employees live and work, and provide the resources and capacity needed to support supply chain partners in the regions where we operate.
◦We have set goals focused on volunteer service hours completed by our employees around the world, financial and product donations to nonprofit organizations globally, and ensuring people working in the factories crafting our products will have access to empowerment programs during the workday.
•Create Products with Care:
◦We aim to increase the use of innovative materials and focus on production methods that design out waste and pollution, keep products in use and restore natural systems.
◦We have set goals focused on tracing and mapping our raw materials, increasing the recycled content in our consumer packaging and targets to increase the uptake of sourcing environmentally preferred materials.
The Company’s ESG and corporate responsibility strategy, including oversight, management and identification of risks, is ultimately governed by the Board of Directors (the "Board") and overseen by an ESG Steering Committee, which is comprised of members of our executive leadership team, and driven by an ESG Task Force, comprised of senior leaders and cross-functional members from major business functions. The Board approves long-term sustainability goals, strategic moves or major plans of action and receives updates at least annually. Tapestry's Governance and Nominations Committee of the Board receives quarterly updates on sustainability strategy, including climate-related topics, progress towards the ESG goals and other ESG related initiatives.
Additional information on the Fabric of Change and ESG Goals can be found at www.tapestry.com/responsibility. The content on this website and the content in our corporate responsibility reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
HUMAN CAPITAL
At Tapestry, being true to yourself is core to who we are. When each of us brings our individuality to our collective ambition, our creativity is unleashed. This global house of brands was built by unconventional entrepreneurs and unexpected solutions, so when we say we believe in dreams, we mean we believe in making them happen.

Where differences intersect, new thinking emerges. We cultivate a place for people who are both warm and rigorous, work that is both challenging and fun and a culture led by both head and heart. Most of all, we bring together the unique spirits of our people and our brands and give them a place to move their work and our industry forward. We believe that difference sparks brilliance, so we welcome people and ideas from everywhere to join us in stretching what’s possible.
Governance and Oversight
Our Board and its committees provide governance and oversight of the Company's strategy, including over issues of human capital management. The Board has designated the Human Resources Committee of the Board (the “HR Committee”) as the primary committee responsible for the Company’s human capital strategy, overseeing executive compensation programs, performance and talent development, succession planning, engagement and regular review of employee benefits and well-being strategies. Together with the Board, the HR Committee also provides oversight of the Company’s EI&D strategies. The full Board and the HR Committee receive quarterly updates on the Company’s talent development strategies and other applicable areas of human capital management.
Unlocking the power of our people is a key strategic focus area for the Company, supported by significant engagement from the Company’s senior leadership on talent development and human capital management, as reflected in the key programs and focus areas described below.
Employees
As of June 29, 2024, the Company employed approximately 18,600 employees globally. Of these employees, approximately 14,700 employees worked in retail locations, of which 6,100 were part-time employees. This total excludes seasonal and temporary employees that the Company employs, particularly during the second quarter due to the holiday season. The Company believes that its relations with its employees are good and has never encountered a strike or work stoppage.
Equity, Inclusion and Diversity
Our company name Tapestry, represents the diversity of our brands and the diversity of our people. We believe that having a diverse range of perspectives, backgrounds and experiences makes us more innovative and successful and brings us closer to our consumer. Our goal is to create a culture that is equitable, inclusive and diverse, where all of our employees, customers and stakeholders thrive.
Our EI&D strategy is grounded in our purpose and values and is a core element to unlocking the power of our people. To support these actions, we are guided by four interconnected principles:
•Talent: Attracting, retaining and growing top talent - making us an employer of choice in a rapidly evolving talent marketplace.
•Culture: Fostering a culture of inclusion and belonging, where people and ideas from everywhere are welcomed.
•Community: Nurturing the vibrancy of the communities in which we live and work to advance equity, opportunity and dignity for all.
•Marketplace: Embracing our responsibility in the marketplace as a global fashion company. We are committed to affecting positive change for our industry and deliver on our value proposition to stakeholders - consumers, investors and vendor partners.
Our global EI&D Champion Network supports and engages our professional community by creating an environment where all are welcomed. This network includes our six employee business resource groups, three task forces and regional inclusion councils to support and engage our employees.
Additionally, we believe educating our employees is crucial in achieving our EI&D goals. We have curated a catalogue of learning and development content, tools and resources, including bespoke skill-building programs to accommodate our dynamic employee population. Furthermore, the Company has focused on providing employees with resources to foster continuing education and conversation on EI&D through 'Tapestry UNSCRIPTED', which is an internal speaker series for our employees designed to bring our values to life. We feel hosting bold conversations about our values provides an opportunity for us to be inspired, discover ideas, and ignite personal passions.

Tapestry is committed to the support of historically excluded and marginalized groups through our corporate efforts. We are a member of the CEO Action for Diversity and Inclusion, the largest business coalition committed to advancing diversity and inclusion. Our focus on fostering an equitable work environment has led to continued recognition from Forbes on the list of “Best Employers for Diversity”, a top scoring company on the Disability:IN Disability Equality Index and the Human Rights Campaign’s list of “Best Place to Work for LGBTQ Equality”. In 2024, we were recognized by Civic 50 as one of the 50 Most Community-Minded Companies. Additionally, we have been certified as a "Great Place to Work" for 2024. The Company is dedicated to building a workforce with leadership teams better reflecting the customers we serve and the communities in which we operate. The Company monitors the representation of women and racial or ethnic minorities at different levels throughout the Company, and discloses this information on our website at www.tapestry.com/responsibility/our-people.
Total Rewards
Tapestry is dedicated to being a place where our employees love to work, where they feel recognized and rewarded for all that they do. Maintaining a competitive total compensation program helps us attract, motivate and retain the key talent we need to achieve outstanding business and financial results. To accomplish this goal, we strive to appropriately align our total compensation with the pay, benefits and rewards offered by companies that compete with us for talent in the marketplace.
Our Total Compensation Program includes cash pay, annual and long-term incentives, benefits and other special programs that our employees value. We strive to pay each employee fairly and competitively across our brands. Tapestry's primary compensation principle is to "pay for performance." Tapestry's practice is to pay a competitive base salary and to provide corporate employees with the opportunity to earn an annual bonus tied to Tapestry's and its brands' financial performance, and to provide store employees with the opportunity to earn sales incentives. Approximately 2,400 of our employees, including nearly all of our store managers, received an annual long-term equity award in 2024, which aligns employee interests with those of our stockholders, rewards employees for enhancing stockholder value and supports retention of key employees.
Our benefits package is designed to be competitive and comprehensive, which varies by location and jurisdiction. Our benefits, along with competitive pay, include medical benefits and paid wellness days for directly hired full-time and part-time employees. Additionally, we offer parental leave for directly hired full-time employees. The Company also offers retirement benefits for all employees. To support employees in achieving their career and financial goals, the Company also provides access to learning opportunities on personal finances, as well as physical and mental wellness, through various platforms based on the location of the employee.
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
We are committed to helping our employees develop the knowledge, skills and abilities needed for continued success and encourage employee development at all levels and every career stage. Our development programs enable individual and team success through targeted initiatives and resources, offering a wide-ranging curriculum focused on professional and leadership development for leaders, managers and individual contributors, including through our People Management Program, Emerging Leaders High-Potential Program, Leader Transition Acceleration Program and third-party learning platforms, in addition to other trainings and education facilitated through the Company for all employees.
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
Well-being
At Tapestry, we are committed to providing a safe working environment for our people, as well as supporting our people in achieving and maintaining their health and well-being goals. Work-life integration is top of mind, and we provide resources and benefits to help achieve this balance. We provide our employees with supplemental resources to achieve wellness such as access to our Employee Assistance Program, regular employee programming and subscriptions to Headspace, a smartphone application dedicated to meditation and mindfulness. In fiscal year 2024, the Company established an Associate Relief Fund, which provides emergency assistance for events considered a disaster or hardship.

At Tapestry, we believe in encouraging and empowering our employees to take part in building a welcoming and inclusive community. We provide all employees with supplemental time-off to perform community service through nonprofits of their personal choice and through team and Company sponsored volunteering events. In our commitment to supporting our communities, we have three foundations which provide monetary support to nonprofit organizations across communities that we are a part of. Additionally, on an annual basis, our foundations match up to $10,000, per eligible employee, in donations to eligible non-profits in North America.
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
The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO") certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1 and Exhibits 31.2 and 32.2, respectively to this Form 10-K.

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
Risks Related to Macroeconomic Conditions
Economic conditions, such as an economic recession, downturn, periods of inflation or uncertainty, could materially adversely affect our financial condition, results of operations and consumer purchases of discretionary items.
Our results can be impacted by a number of macroeconomic factors, including but not limited to: consumer confidence and spending levels, tax rates, levels of unemployment, consumer credit availability, pandemics, natural disasters, raw material costs, fuel and energy costs, bank failures, market volatility, global factory production, supply chain operations, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls, shopping centers and online.
Many of our products can be considered discretionary items for consumers. Demand for our products, and consumer spending in the handbag, footwear and accessories categories generally is or may be significantly impacted by trends in consumer confidence, general economic and business conditions, high levels of unemployment, periods of inflation, health pandemics, interest rates, foreign currency exchange rates, the availability of consumer credit and taxation. Consumer purchases of discretionary items, such as the Company's products, tend to decline during recessionary periods or periods of sustained high unemployment when disposable income is lower.
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
We operate on a global basis, with approximately 40.8% of our net sales coming from operations outside of United States for fiscal year 2024. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:
•political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies, (2) the outcome of several elections worldwide, inclusive of the 2024 U.S. Presidential, congressional, and state elections and policy shifts resulting from those elections, and (3) sanctions and related activities by the United States, European Union (“E.U.”) and others;
•public health crises, such as pandemics and epidemic diseases;
•changes to the U.S.'s participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues, including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls;
•changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates;
•compliance with laws relating to foreign operations, including the Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act and other global anti-corruption laws, which in general concern the bribery of foreign public officials and other regulations and requirements;
•changes in tourist shopping patterns and consumer behavior, particularly that of the Chinese consumer;
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
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•continued disruptions or delays in shipments whether due to port congestion, logistics carrier disruption (including as a result of labor disputes), militant attacks on commercial shipping vessels in the Red Sea, other shipping capacity constraints or other factors, which has and may continue to result in significantly increased inbound freight costs and increased in-transit times;
•loss or disruption of key manufacturing or fulfillment sites or extended closure of such sites due to unexpected factors;
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
•regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions by any government or regulatory authority in the jurisdictions where we conduct business, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and Uyghur Forced Labor Prevention Act (“UFLPA”);
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
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Compliance with these laws may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
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

Public health crises, such as the Covid-19 pandemic, may adversely affect our business, financial condition, results of operations and cash flows.
Widespread public health crises, such as the Covid-19 pandemic, have had, and could in the future have, a negative impact on our operations, cash flow and liquidity. Potential risks to our business include but are not limited to: (i) disruption of our supply chain; (ii) loss or disruption of key manufacturing or fulfillment sites; (iii) closures, operating restrictions and capacity restrictions at our stores and our ability to negotiate existing lease agreements; (iv) changes in consumer shopping behavior, including reduced discretionary spending; (v) costs associated with adhering to regulations and protecting the health and safety of our employees and customers, (vi) excess inventory leading to increased promotional activity, (vii) heightened competition for retail and fulfillment center employees, (viii) our ability access capital markets and to make payments on and refinance our debt obligations; and (ix) our ability to pay dividends or conduct stock repurchases.
A decline in the volume of traffic to our stores could have a negative impact on our net sales.
The success of our retail stores located within malls and shopping centers may be impacted by (i) changes in consumer shopping behavior and store closures; (ii) reduced travel resulting from economic conditions (including a recession or inflationary pressures); (iii) the location of the store within the mall or shopping center; (iv) surrounding tenants or vacancies; (v) increased competition in areas where malls or shopping centers are located; (vi) the amount spent on advertising and promotion to attract consumers to the mall; and (vii) a shift towards online shopping resulting in a decrease in store traffic. Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations. Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
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
Our success and growth also depends on the continued development of our omni-channel presence for each of our brands globally, leaning into global digital opportunities for each brand, along with continued bricks and mortar expansion in select international regions. With respect to international expansion, our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets, either through bricks and mortar stores or digital channels, have different operational characteristics, including but not limited to employment and labor, privacy, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
We aim to provide a seamless omni-channel experience to our customers regardless of whether they are shopping in stores or engaging with our brands through digital technology, such as computers, mobile phones, tablets or other devices. This requires investment in new technologies and reliance on third-party digital partners, over which we may have limited control. Additionally, our digital business is subject to numerous risks that could adversely impact our results, including (i) a diversion of sales from our brand stores or wholesale customers, (ii) difficulty in recreating the in-store experience through digital channels, (iii) liability for online content, (iv) changing dynamics within the digital marketing environment and our ability to effectively market to consumers, (v) intense competition from online retailers, and (vi) the ability to provide timely delivery of e-commerce purchases, which is dependent on the capacity and operations of our owned and third-party operated fulfillment facilities. See “Our business is subject to the risks inherent in global sourcing activities” for additional risks related to our fulfillment networks. If we are unable to effectively execute our e-commerce and digital strategies and provide reliable experiences for our customers across all business channels, our reputation and ability to compete with other brands could suffer, which could adversely impact our business, results of operations and financial condition.
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
We face intense competition from many other brands in the product lines and markets that we participate, which include the Company's wholesale customers. Competition is based on a number of factors, including, without limitation, the following:
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
•recruiting and retaining key talent;
•developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to a diverse group of consumers;
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
Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across business channels and geographies. Any misstep in product quality or design, executive leadership, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted.
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
We must also attract, motivate and retain a sufficient number of qualified retail and fulfillment center employees. Historically, competition for talent in these positions has been intense and turnover is generally high. If we are unable to attract and retain such employees with the necessary skills and experience, we may not achieve our objectives and our results of operations could be adversely impacted.
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
In order to consummate the Capri Acquisition (as defined below), we and Capri must obtain certain regulatory approvals and satisfy closing conditions, and if such approvals are not granted or are granted untimely and/or with conditions, and if closing conditions are not satisfied, consummation of the Capri Acquisition may be jeopardized or the anticipated benefits of the Capri Acquisition may not be realized.
On August 10, 2023, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among us, Capri and Sunrise Merger Sub, Inc. ("Merger Sub"), pursuant to which we agreed to acquire any and all of Capri’s ordinary shares (other than (a) Capri’s ordinary shares that are issued and outstanding immediately prior to the consummation of the acquisition that are owned or held in treasury by us or by Capri or any of its direct or indirect subsidiaries and (b) Capri’s ordinary shares that are issued and outstanding immediately prior to the consummation of the acquisition that are held by holders who have properly exercised dissenters’ rights in accordance with, and who have complied with, Section 179 of the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands) in cash at a purchase price of $57.00 per share, without interest, subject to any required tax (the "Capri Acquisition"). The consummation of the Capri Acquisition remains subject to the receipt of certain regulatory approvals and the satisfaction of certain closing conditions. Subject to limited exceptions, we or Capri may terminate the Merger Agreement if the Capri Acquisition is not consummated on or before August 10, 2024, subject to two extensions of up to three months each in certain circumstances, including to obtain required regulatory approvals.
On April 22, 2024, the Federal Trade Commission ("FTC") filed a preliminary injunction action against Tapestry and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s action alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined.

There can be no assurance as to the outcome of litigation with the FTC or that we will receive regulatory approval from the FTC on a timely basis or at all, and there can be no assurance that if regulatory clearance is obtained, it will not be subject to the compliance of certain conditions or impose limitations, obligations or restrictions that could have the direct or indirect effect of delaying or preventing the completion of the Capri Acquisition, imposing additional material costs on or materially limiting our revenues following the Capri Acquisition or otherwise reducing the anticipated benefits of the Capri Acquisition, or resulting in the abandonment of the Capri Acquisition.
If the Capri Acquisition is not completed on a timely basis or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, including investors and rating agencies, and the price of our common stock could decline;
•we have incurred, and will continue to incur, significant costs, expenses and fees, in connection with the Capri Acquisition and the transactions contemplated by the Capri Acquisition, for which we may receive little or no benefit if the Capri Acquisition is not completed, including in connection with the issuance and mandatory redemption of $4.50 billion of Capri Acquisition USD Senior Notes and €1.50 billion of Capri Acquisition EUR Senior Notes (both as defined below) at 101% of par value if the Capri Acquisition is not completed by February 10, 2025 (or such later date mutually agreed between us and Capri);
•investor and consumer confidence in our business could decline, relationships with vendors, service providers, investors and other third parties may be adversely impacted, and we may be unable to retain key personnel;
•we may be subject to litigation, which could result in significant costs and expenses;
•management’s focus may be diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us; and
•the anticipated benefits of the Capri Acquisition could be delayed or reduced.
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
The integration process of any newly acquired company, such as our proposed Capri Acquisition, may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:
•failure of the business to perform as planned following the acquisition or achieve anticipated revenue, cash flow or profitability targets;
•delays, unexpected costs or difficulties in completing the acquisition or integration of acquired companies or assets, including as a result of regulatory challenges;
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
•failures or delays in receiving the necessary approvals by the relevant regulators and authorities;
•retaining key customers, suppliers and employees;
•retaining and obtaining required regulatory approvals, licenses and permits;
•operating risks inherent in the acquired business and our business;

•lower than anticipated demand for product offerings by us or our licensees;
•assumption of liabilities not identified in due diligence; and
•other unanticipated issues, expenses and liabilities.
Our failure to successfully complete the integration of any acquired business, including as a result of regulatory challenges, and any adverse consequences associated with future acquisition activities, could have an adverse effect on our business, financial condition and operating results. Even if the integration of any acquired business is successfully completed, the full expected benefits and synergies of the acquisition may not be realized. Additional unanticipated costs, which could be material, may also be incurred in the integration of our business and the acquired business. Additionally, the full benefits of an acquisition may not be realized if the combined business does not perform as expected or demand for the combined company’s services does not meet our expectations.
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
We are dependent on a limited number of fulfillment centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of accidents, economic and weather conditions, natural disasters, pandemic diseases, labor shortages and other unforeseen events and circumstances, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. Depending on the duration of these closures, our results may be materially impacted. While we have business continuity and contingency plans for our sourcing and fulfillment center sites, significant disruption of manufacturing or fulfillment for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.
Because our fulfillment centers include automated and computer-controlled equipment, they are susceptible to risks including power interruptions, system failures, software viruses, configuration errors and security breaches. In North America we maintain fulfillment centers in Florida, Ohio and Nevada, operated by Tapestry. Our multi-brand Nevada fulfillment center began operations in May 2023.
Globally we utilize fulfillment centers in mainland China, the Netherlands, the U.K. and Spain, owned and operated by third parties, allowing us to better manage the logistics in these regions while reducing costs. We also utilize local fulfillment centers, through third-parties, in Japan, parts of Greater China, South Korea, Singapore, Malaysia, Spain, the U.K., Canada, Australia, and Mexico. The warehousing of the Company’s merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
In addition, if our fulfillment centers are not sized to meet the optimal capacity for our products or are not adequately staffed, utilized or operated, our profitability may be negatively impacted.
Our business may be subject to increased costs due to excess inventories and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products are impacted by other factors, such as inflationary pressures, political instability or other macroeconomic events, we may be faced with significant excess inventories for some products and missed opportunities for other products. We have in the past been, and may in the future be, forced to rely on donation, markdowns, promotional sales or other write-offs, to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands.
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
Our wholesale business comprised approximately 12% of total net sales for fiscal 2024. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. This may continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our or our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this business channel.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have in the past been highly promotional and have marked down their merchandise and may do so again in the future, which could impact our brands or could affect our business, results of operations, and financial condition.
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
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers, stores and vendors, the design, manufacture and distribution of our finished goods, digital and local marketing and clienteling efforts, data analytics, collection, use and retention of customer data, employee, vendor and partner information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Our company implemented a hybrid working model. Many of our corporate employees and independent contractors returned to offices several days a week but continued to work remotely the other days. Continued remote working has increased our dependence on digital technology. Despite the security measures we have in place, including those described in Item 1C “Cybersecurity”, the possibility of a successful cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many cyber-attacks. As part of our business model, we collect, retain and transmit confidential information and personal data over public networks. In addition to our own databases, we use third-party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable and adequate security measures and data protection, we cannot control third parties and cannot guarantee that a personal data or security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random cyber-attacks, personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing and other attempts to breach or gain unauthorized access to our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.
Awareness and sensitivity to personal data breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation or unauthorized access to confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees, vendors and investors. We have been incurring and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new international, federal and state laws governing the unauthorized disclosure, access to, loss, alteration or exfiltration of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation ("GDPR") in the E.U. the UK GDPR, the American Privacy Rights Act (bill), the California Consumer Privacy Act ("CCPA") as amended by the California Privacy Rights Act ("CPRA"), the Virginia Consumer Data Protection Act ("VCDPA"), the Colorado Privacy Act ("CPA"), the Utah Consumer Privacy Act ("UCPA"), the Connecticut Data Privacy Act ("CTDPA"), the Montana Consumer Data Privacy Act ("MCDPA"), the Washington My Health My Data Act ("WMHMDA"), the Florida Digital Bill of Rights ("FDBR"), the Texas Data Privacy and Security Act ("TDPSA") and other comprehensive and sectoral state privacy laws in the U.S., as well as increased cyber security and privacy protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees and contractors, engaging outside counsel, third-party experts and consultants. We may also experience loss of revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation and customer claims, as a result of cyber security or personal data breaches. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach.
In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, South Korea, Greater China, Europe, Middle East, Australia and Southeast Asia and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer databases and (iv) ability to email or otherwise keep in contact with our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security and personal data breaches, email blocking lists, computer malware or power outages. Any material disruptions in our e-commerce presence or information technology systems and applications could have a material adverse effect on our business, financial condition and results of operations.
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
As of June 29, 2024, our consolidated debt was approximately $7.24 billion. In order to consummate the Capri Acquisition, we issued approximately $6.10 billion of Capri Acquisition Senior Notes (as defined below) in November 2023 and expect to incur up to an additional $1.40 billion of indebtedness under the Capri Acquisition Term Loan Facilities (as defined below) at closing. We also expect to assume certain of Capri’s indebtedness outstanding at closing. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities.
In addition, the terms of our $2.00 billion Revolving Credit Facility (the "Revolving Credit Facility") contain certain affirmative and negative covenants, including limits on our ability to incur debt, grant liens, engage in mergers and dispose of assets, make certain investments, engage in certain transactions with its affiliates and make certain dividends and other distributions. The Revolving Credit Facility includes a maximum net leverage ratio of 4:00 to 1:00, which, upon the consummation of the Capri Acquisition, increases to (i) 4.75 to 1.00 from and including the closing date of the Capri Acquisition to but excluding June 28, 2025, (ii) 4.50 to 1.00 from and including June 28, 2025 to but excluding June 27, 2026, and (iii) 4.00 to 1.00 from and including June 27, 2026 and thereafter.
We have also entered into the $1.40 billion Capri Acquisition Term Loan Facilities, comprised of (i) the Tranche A term loan commitments, in an aggregate amount of $1.05 billion and which mature three years after the date on which the Capri Acquisition is consummated, and (ii) the Tranche B term loan commitments, in an aggregate amount of $350 million and which mature five years after the date on which the Capri Acquisition is consummated. The Capri Acquisition Term Loan Facilities currently remain unfunded. The Capri Acquisition Term Loan Facilities include the same affirmative and negative covenants as our Revolving Credit Facility and requires compliance with the same maximum net leverage ratio from and after consummation of the Capri Acquisition. Refer to Note 12, "Debt", for a summary of these terms and additional information on the terms of our Revolving Credit Facility, Capri Acquisition Term Loan Facilities and outstanding senior notes, including the Capri Acquisition Senior Notes.

The consequences and limitations under our Revolving Credit Facility, our Capri Acquisition Term Loan Facilities and our other outstanding indebtedness could impede our ability to engage in future business opportunities or strategic acquisitions. In addition, a prolonged disruption in our business may impact our ability to satisfy the leverage ratio covenant under our Revolving Credit Facility and, once the Capri Acquisition has been consummated, our Capri Acquisition Term Loan Facilities. Non-compliance with these terms would constitute an event of default under our credit facilities, which may result in acceleration of payment to the lenders. In the event of an acceleration of payment to the lenders, this would result in a cross default of the Company’s senior notes (including the Capri Acquisition Senior Notes), causing the Company’s outstanding borrowings to also become due and payable on demand.
The amount of cash required to service our increased indebtedness is greater than the amount of cash flows required prior to the announcement of the Capri Acquisition. Our ability to generate cash flows from our operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
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
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products including availability and pricing of raw materials, as well as shipping disruptions and/or higher freight costs. Climate change can lead to physical and transition risks impacting our business. The physical risks result from climatic events, such as wildfires, storms and floods, whereas transition risks result from policy action taken to transition the economy off of fossil fuels. Increased frequency and/or intensity of extreme weather events (such as storms and floods) due to climate change could also lead to more frequent store and fulfillment center closures, adversely impacting retail traffic and/or consumer's disposable income levels or spending habits on discretionary items, or otherwise disrupt business operations in the communities in which we operate, any of which could result in lost sales or higher costs.
There is also increased focus from our stakeholders, including consumers, employees and investors, on climate change issues. Many countries in which we and our suppliers operate have begun to enact new legislation and regulations in an attempt to mitigate the potential impacts of climate change, which could result in higher sourcing, operational and compliance-related costs for the Company. Such proposed measures include expanded disclosure requirements regarding GHG emissions and other climate-related information, as well as independent auditors providing some level of attestation to the accuracy of such disclosures. Inconsistency of legislation and regulations among jurisdictions may also affect our compliance costs with such laws and regulations. An assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, will be fraught with uncertainty given the wide scope of potential regulatory change in the countries in which we operate. Any failure on our part to comply with such climate change-related regulations could lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to legal risk.
Increased scrutiny from investors and others regarding our ESG initiatives, including matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation.
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
In addition, many of the countries where we and our suppliers operate continue to enact legislation and regulatory rules that address climate change and other sustainability issues, including expanded disclosure requirements on GHG emissions and other climate related information. Consumers, trade associations, interested non-governmental organizations and other stakeholders have increased focus and emphasis on sustainable features of products and other sustainability topics, including traceability and transparency, sustainability claims and product labeling requirements, responsible sourcing and deforestation, the use of energy and water, and the recyclability or recoverability of packaging, product, and materials. The rules and regulations and governmental oversight continue to rapidly evolve with varying degrees of complexity and scope, many that include penalties for non-compliance. Any failure on our part to comply with sustainability related legislation, regulations and frameworks could lead to adverse consumer action, government enforcement action and private litigation. Our ability to comply with the evolution of consumer expectations, regulations and governmental standards and legal landscape can lead to increased risk, operational costs and management time and effort.
Risks Related to Global Economic Conditions and Legal and Regulatory Matters
We face risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products.
Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020, resulting in additional duties that have negatively impacting gross margin. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") enforcement actions. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to the UFLPA, could have a material adverse effect on our business, results of operations and financial condition. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs. However, while the U.S. has participated in multi-national negotiations on trade agreements and duty rates, there continues to be a possibility of increases in tariffs on goods imported into the U.S. from other countries, which could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations as a result.
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
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% CAMT on global adjusted financial statement income and a 1% excise tax on share repurchases. The CAMT was effective at the beginning of fiscal 2024 and did not have a material impact on the Company’s effective tax rate. On December 12, 2022, the E.U. member states also reached an agreement to implement the OECD’s reform of international taxation known as GloBE, which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. Based on the countries in which we do business that have enacted legislation effective January 1, 2025, we do not expect the impact of these changes to be material for fiscal 2025. A number of other countries are also implementing similar legislation with effective dates starting in 2026. As a result, we do expect a modest negative impact on the Company’s effective tax rate, however, this could change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

Our business is exposed to foreign currency exchange rate fluctuations.
Due to our global operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Furthermore, majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars. In order to minimize the impact on earnings related to foreign currency rate movements, we hedge certain cross currency intercompany inventory transactions and foreign currency balance sheet exposures which includes the Company’s cross currency intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Our continued international expansion will increase our exposure to foreign currency fluctuations.
We may be unable to protect our intellectual property and curb the sale of counterfeit merchandise, which can cause harm to our reputation and business.
We believe our trademarks, copyrights, patents and other intellectual property rights are extremely important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. We pursue entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate measures. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to protect the brand and prevent counterfeiting in the future. Despite our efforts, our brands are still susceptible to counterfeiting. Such counterfeiting dilutes our brands and can cause harm to our reputation and business. Our efforts to enforce our intellectual property rights are from time to time met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. In the ordinary course of business, we become involved in trademark oppositions and cancellation actions. Our trademark applications may face objections from the trademark offices we seek to register them in and may not mature into registrations. Other parties may seek to invalidate our trademarks or assert violations of their trademarks or other intellectual property and seek to block our sales of certain products. Unplanned increases in legal and investigative fees and other costs associated with defending our intellectual property rights could result in higher operating expenses. Finally, many countries’ laws do not protect intellectual property rights to the same degree as U.S. laws.
Risks Related to Ownership of our Common Stock
If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be negatively impacted.
In fiscal 2024, the Company returned capital to its shareholders through a quarterly cash dividend of $0.35 per common share, for an annual dividend rate of $1.40 per share, or $321 million. In August 2023, the Company suspended its share repurchase activity in connection with the Merger Agreement with Capri. The dividend program and the stock repurchase program each require the use of a significant portion of our cash flow. Our ability to pay dividends and conduct stock repurchases will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board may, at its discretion, decrease or entirely discontinue the dividend program at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at all or at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.
Our stock price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance, including our ability to return value to investors.
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that, when possible, it is helpful to provide investors with guidance as to our forecast of net sales, operating income, net interest expense, tax rate, earnings per diluted share and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to provide guidance going forward or to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.

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
Under Maryland law, business combinations, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company’s common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a business combination must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.
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
Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (c) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Maryland General Corporation Law, the charter or the bylaws of the Company or (d) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District court for the District of Maryland, Baltimore Division). This exclusive forum provision is intended to apply to claims arising under Maryland state law and would not apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Maryland law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers or other employees and may discourage lawsuits with respect to such claims.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company manages strategic, operational and external risks, including cybersecurity risk, through the Enterprise Risk Management (“ERM”) program which has direct involvement from the Board, the Audit Committee of the Board (the "Audit Committee"), and Senior Management. Our ERM program provides a framework whereby management conducts a comprehensive annual enterprise risk assessment to identify and prioritize the most critical risks facing the Company, as well as emerging risks, and the development and reporting of risk mitigation strategies. Through this process, we have identified cybersecurity as a risk management priority.
The Company has a comprehensive cybersecurity risk assessment program that systematically identifies, analyzes and evaluates potential threats and vulnerabilities that may impact the confidentiality, integrity, and availability of the Company's information systems and data. This program includes governance structure, risk identification, risk analysis, risk management, and risk communication and reporting.
On a periodic basis, the Company engages independent third-party subject matter experts to conduct a cybersecurity maturity assessment based on the National Institute of Standards Technology framework, focused on risk assessment, global payment card industry audits, and compliance audits to help identify gaps and improve existing processes. In addition, the Company has a cybersecurity risk program that includes policies and procedures around onboarding of third-parties, contractual agreement review, risk assessment and on-going monitoring of high-risk vendors.
The Company also has several tools and processes in place to actively prevent, detect and manage cybersecurity incidents. This includes:
•Vulnerability Management – continuous scanning of the technology environment to identify and remediate potential vulnerabilities.
•Attack Surface Management – actively monitor and prevent external attack attempts.
•Security Monitoring and Operations – collection and aggregation of security alerts that are reviewed, analyzed and managed by the security operations team.
•Threat Intelligence – gathering and analyzing information about current and emerging cyber threats.
•Incident Response – incorporating detection and recovery processes, defining roles and responsibilities across the Company, establishing communication protocols and escalation procedures, including performing tabletop exercises.
•Disaster Recovery and Business Continuity Plans – covering both technology and business areas globally with annual exercises to validate processes.
•Cybersecurity Awareness – educating employees and third-party service providers on best practices for protecting the Company from cyber threats, which includes providing annual security and privacy industry-specific training to employees as well as conducting period phishing simulations to test their awareness.
We are continuously enhancing our cybersecurity framework in response to the ongoing incidents and threats that we face.
Cybersecurity is a key component of the Company’s risk mitigation strategy. As such, a multi-year cybersecurity strategy and roadmap are developed and incorporated into Tapestry’s long range planning and capital allocation process.
During the three fiscal years presented within this Form 10-K, our results of operations and financial condition have not been materially affected by cybersecurity risks and incidents. For a detailed discussion of significant risk factors regarding cybersecurity threats, refer to Item 1A — "Risk Factors — Risks Related to Information Security and Technology.”

Governance
Our Board has active oversight of risk management, which includes cybersecurity. Several members of our Board have cybersecurity experience gained through direct responsibilities, oversight or other relevant education and experience. Our Board has delegated primary responsibility of cybersecurity risk to the Audit Committee.
The Chief Information Security Officer (“CISO”) and Chief Information Officer ("CIO") provide quarterly updates to the Audit Committee on information security, privacy risk and compliance, with updates to the Board at least annually.
Our CISO manages the Company’s cybersecurity compliance program, including prevention, mitigation, detection and remediation of cybersecurity incidents. Our CISO, who reports directly into the CIO, has over 30 years of experience in information technology and cybersecurity and holds multiple industry certifications.
The Company has an Information Governance, Privacy & Security Committee responsible for management oversight of cybersecurity risk, which includes the CISO and key members of management and meets quarterly.
As part of our cyber incident response plan, our CISO is responsible escalating certain cybersecurity incidents to relevant senior management, along with several stakeholders, who then convene to evaluate the materiality of such incident using a list of quantitative and qualitative guidelines. In addition, outside advisors would be engaged as deemed necessary. The CEO, CFO, and Board are informed if the incident is deemed potentially material.
ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key fulfillment, corporate and product development facilities as of June 29, 2024. All of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America fulfillment and customer service	1,050,000
Las Vegas, Nevada	Coach North America fulfillment	789,000
Westchester, Ohio	Kate Spade and Stuart Weitzman North America fulfillment	601,000
New York, New York	Corporate global headquarters	546,000
Chiba, Japan	Coach and Kate Spade Japan regional fulfillment	278,000
Shanghai, China	Coach Asia regional fulfillment	179,000
New York, New York	Kate Spade corporate management(1)	135,000
North Bergen, New Jersey	Corporate office and customer service	106,000
Tokyo, Japan	Corporate regional management	27,100
Shanghai, China	Coach Greater China regional management	21,200
Shanghai, China	Corporate regional management	21,200
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Dongguan, China	Corporate sourcing, quality control and product development	17,000
London, England	Corporate regional management	16,500
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	12,600
Seoul, South Korea	Corporate regional management	11,400
Singapore	Coach Singapore regional management, sourcing and quality control	8,700
Hong Kong SAR, China	Corporate sourcing and quality control	8,500

(1) In the beginning of fiscal 2025, the Kate Spade corporate management office relocated to the Corporate global headquarters in New York.
In addition to the above properties, the Company occupies leased retail and outlet store locations located in North America and internationally for each of our brands. These leases expire at various times through fiscal 2036. The Company considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Item 1. "Business," for further information.

ITEM 3. LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, such as to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company’s control, contract disputes, insurance claims and litigation, including wage and hour litigation with present or former employees.
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
However, as previously disclosed, on August 10, 2023, the Company entered into a Merger Agreement by and among the Company, Merger Sub and Capri, pursuant to which, among other things, Merger Sub will merge with and into Capri (the “Merger”) with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company. In connection with the Company’s proposed acquisition of Capri, we have been named as a defendant in legal proceedings by the FTC. On April 22, 2024, the FTC filed a lawsuit in the United States District Court for the Southern District of New York against us and Capri seeking to block the proposed acquisition of Capri, claiming that the proposed acquisition would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. We believe the FTC’s claims are without merit, and we intend to defend the lawsuit vigorously.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Tapestry, Inc.’s common stock is listed on the New York Stock Exchange and is traded under the symbol “TPR.”
As of August 2, 2024, there were 1,844 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index over the five-fiscal-year period ending June 29, 2024, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on June 29, 2019 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
TPR	$100.00	$41.28	$140.34	$104.01	$148.98	$154.55
S&P 1500 Apparel, Accessories & Luxury Goods	$100.00	$56.86	$113.76	$69.66	$65.62	$57.55
S&P 500	$100.00	$104.32	$153.32	$136.72	$161.80	$201.53
Stock Repurchase Program
On May 12, 2022, the Company announced that its Board authorized a common stock repurchase program to repurchase up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes. As of June 29, 2024 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the company suspended its share repurchase activity in connection with the Merger Agreement with Capri. Refer to Note 5 "Acquisitions," for further information. There were no shares repurchased during fiscal 2024.

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition and liquidity. MD&A is organized as follows:
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
•Results of operations. An analysis of our results of operations in fiscal 2024 compared to fiscal 2023.
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
OVERVIEW
Fiscal 2024, fiscal 2023 and fiscal 2022 were 52-week periods.
Tapestry, Inc. is a house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across business channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable and to build a company that’s equitable, inclusive and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
The Company has three reportable segments:
•Coach - Includes global sales of primarily Coach brand products to customers through our DTC, wholesale and licensing businesses.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through our DTC, wholesale and licensing businesses.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through our DTC and wholesale businesses.
     Each of our brands is unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across business channels and geographies. Our success does not depend solely on the performance of a single business channel, geographic area or brand.

Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into the Merger Agreement by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri for $57.00 per share in cash for a total enterprise value of approximately $8.50 billion. The Capri Acquisition, once completed, will bring together six highly complementary brands with global reach, powered by the Company’s data-rich customer engagement platform and diversified, direct-to-consumer operating model. The transaction is expected to close during calendar year 2024. In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of U.S. dollar-denominated senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, complete the expected financing for the Capri Acquisition. The Company has received regulatory approval from all applicable jurisdictions except for the United States. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit and intends to defend the lawsuit vigorously.Refer to Note 5, "Acquisitions" for further information.
2025 Growth Strategy
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
GLOBAL ECONOMIC CONDITIONS AND INDUSTRY TRENDS
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across business channels and geographies.
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
Current Macroeconomic Conditions and Outlook
During fiscal 2024, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy, and remains unchanged since the third quarter of fiscal 2024. The forecast is below the historical growth average and is reflective of the current volatile environment, including tighter monetary and fiscal policies which have started to moderate inflation, financial market volatility and the negative economic impacts of geopolitical instability in certain regions of the world.
In fiscal 2024, freight costs have continued to moderate as compared to prior year. As a result, during fiscal 2024, the Company incurred lower freight expense of $84.2 million when compared to the prior year, positively impacting gross margin by approximately 130 basis points.
In fiscal 2024, the U.S. Dollar has continued to fluctuate as compared to foreign currencies in regions where we conduct our business. During fiscal 2024, this trend has resulted in impacts to our business including, but not limited to, decreased Net sales of $77.3 million, a positive impact to gross margin of approximately 30 basis points which benefited from the Company's hedging activity and approximately 10 basis point positive impact to operating margin.
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
Geopolitical Disruptions to Supply Chain
During fiscal 2024, certain geopolitical events have impacted trade routes in the Red Sea which have modestly increased inventory in-transit times and costs. The Company has taken actions to minimize any potential disruptions and, at this time, does not anticipate material impact to our business or operating results. We will continue to closely monitor the situation.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state and local authorities. Such disruptions continued during the first half of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Starting in December 2022, certain government restrictions were lifted in the region and business trends have improved. During fiscal 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook. Refer to Part I, Item 1A. "Risk Factors" for additional discussion regarding risks to our business associated with the Covid-19 pandemic.
Tax Legislation
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% CAMT on global adjusted financial statement income and a 1% excise tax on share repurchases. The CAMT was effective at the beginning of fiscal 2024 and did not have a material impact on the Company’s effective tax rate.
On December 12, 2022, the E.U. member states also reached an agreement to implement the OECD’s reform of international taxation known as GloBE, which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. Based on the countries in which we do business that have enacted legislation effective January 1, 2025, we do not expect the impact of these changes to be material for fiscal 2025. A number of other countries are also implementing similar legislation with effective dates starting in 2026. As a result, we do expect a modest negative impact on the Company’s effective tax rate, however, this could change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

RESULTS OF OPERATIONS
FISCAL 2024 COMPARED TO FISCAL 2023
The following table summarizes results of operations for fiscal 2024 compared to fiscal 2023. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$6,671.2	100.0%	$6,660.9	100.0%	$10.3	0.2%
Gross profit	4,889.5	73.3	4,714.9	70.8	174.6	3.7
SG&A expenses	3,749.4	56.2	3,542.5	53.1	206.9	5.8
Operating income (loss)	1,140.1	17.1	1,172.4	17.6	(32.3)	(2.8)
Interest expense, net	125.0	1.9	27.6	0.4	97.4	NM
Other expense (income)	3.2	—	1.7	—	1.5	84.1
Income (loss) before provision for income taxes	1,011.9	15.2	1,143.1	17.2	(131.2)	(11.5)
Provision for income taxes	195.9	2.9	207.1	3.1	(11.2)	(5.4)
Net income (loss)	816.0	12.2	936.0	14.1	(120.0)	(12.8)
Net income (loss) per share:
Basic	$3.56		$3.96		$(0.40)	(10.1)
Diluted	$3.50		$3.88		$(0.38)	(9.8)

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. There were no charges affecting comparability during fiscal 2023. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Fiscal 2024 Items

	Fiscal Year Ended June 29, 2024
	Items affecting comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,651.1	$—	$1,651.1
Kate Spade	132.6	—	132.6
Stuart Weitzman	(21.2)	—	(21.2)
Corporate	(622.4)	(109.9)	(512.5)
Operating income (loss)	$1,140.1	$(109.9)	$1,250.0

Net income (loss)	$816.0	$(184.2)	$1,000.2
Net income (loss) per diluted common share	$3.50	$(0.79)	$4.29
In fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $226.6 million attributable to the Capri Acquisition. These charges include:
◦Interest expense, net: $116.7 million of financing related charges, which primarily includes the net impact of the Capri Acquisition Senior Notes, and the financing fees of the unsecured bridge loan facility in an aggregate principal amount of up to $8.00 billion;
◦SG&A expenses: $109.9 million primarily related to professional fees recorded within Corporate.
These actions taken together negatively impacted Operating income by $109.9 million, increased Interest expense, net by $116.7 million and reduced the Provision for income taxes by $42.4 million, resulting in a net decrease in Net income by $184.2 million, or $0.79 per diluted share.
Supplemental Segment Data

	Fiscal Year Ended June 29, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$2,224.3	$—	$2,224.3
Kate Spade	738.6	—	738.6
Stuart Weitzman	164.1	—	164.1
Corporate	622.4	109.9	512.5
SG&A expenses	$3,749.4	$109.9	$3,639.5

Tapestry, Inc. Summary - Fiscal 2024
Currency Fluctuation Effects
The change in net sales in fiscal 2024 compared to fiscal 2023 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Fiscal Year Ended		Variance
	June 29, 2024	July 1, 2023	Amount	%	Constant Currency Change
	(millions)
Coach	$5,095.3	$4,960.4	$134.9	2.7%	4.1%
Kate Spade	1,334.4	1,418.9	(84.5)	(6.0)	(5.4)
Stuart Weitzman	241.5	281.6	(40.1)	(14.2)	(13.4)
Tapestry	$6,671.2	$6,660.9	$10.3	0.2	1.3
Net sales in fiscal 2024 increased 0.2% or $10.3 million to $6.67 billion. Excluding the impact of foreign currency, net sales increased by 1.3% or $87.6 million.
•Coach Net Sales increased 2.7% or $134.9 million to $5.10 billion in fiscal 2024. Excluding the impact of foreign currency, net sales increased 4.1% or $202.4 million. This increase in net sales was primarily due to an increase of $110.7 million in DTC sales driven by an increase in store and to a lesser extent, e-commerce sales. The increase in net sales was also attributed to an $81.4 million increase in wholesale sales primarily driven by international, which included growth in the digital wholesale channel.
•Kate Spade Net Sales decreased 6.0% or $84.5 million to $1.33 billion in fiscal 2024. Excluding the impact of foreign currency, net sales decreased 5.4% or $77.1 million. This decrease in net sales was primarily due a decrease of $76.9 million in DTC sales as a result of lower store and to a lesser extent, e-commerce sales.
•Stuart Weitzman Net Sales decreased by 14.2% or $40.1 million to $241.5 million in fiscal 2024. Excluding the impact of foreign currency, net sales decreased 13.4% or $37.7 million.
Gross Profit

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$3,875.4	76.1%	$3,647.1	73.5%	$228.3	6.3%
Kate Spade	871.2	65.2	900.1	63.4	(28.9)	(3.2)
Stuart Weitzman	142.9	59.2	167.7	59.6	(24.8)	(14.8)
Tapestry	$4,889.5	73.3	$4,714.9	70.8	$174.6	3.7
Gross profit increased 3.7% or $174.6 million to $4.89 billion in fiscal 2024 from $4.71 billion in fiscal 2023. Gross margin in fiscal 2024 increased 250 basis points to 73.3% as compared to 70.8% in fiscal 2023. This increase in Gross margin was primarily attributed to lower freight costs, net pricing improvements and favorable currency impacts. Refer to "Current Macroeconomic Conditions and Outlook" herein, for further information.
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

Selling, General and Administrative Expenses

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,224.3	43.7%	$2,117.2	42.7%	$107.1	5.1%
Kate Spade	738.6	55.3	785.1	55.3	(46.5)	(5.9)
Stuart Weitzman	164.1	68.0	174.4	62.0	(10.3)	(5.9)
Corporate(1)(2)	622.4	NA	465.8	NA	156.6	33.6
Tapestry	$3,749.4	56.2	$3,542.5	53.1	$206.9	5.8
SG&A expenses increased 5.8% or $206.9 million to $3.75 billion in fiscal 2024 as compared to $3.54 billion in fiscal 2023. As a percentage of net sales, SG&A expenses increased to 56.2% during fiscal 2024 as compared to 53.1% during fiscal 2023. Excluding items affecting comparability of 109.9 million in fiscal 2024, SG&A expenses increased 2.7% or $97.0 million to $3.64 billion from $3.54 billion in fiscal 2023. SG&A as a percentage of net sales increased 140 basis points to 54.5% as compared to 53.1% in fiscal 2023. This increase in SG&A as a percentage of net sales was primarily due to higher marketing spend, higher compensation costs, increased occupancy costs and higher professional fees, partially offset by a decrease in distribution costs.
(1)In fiscal 2024, Corporate incurred charges affecting comparability of $109.9 million. Excluding those items affecting comparability, SG&A expenses increased 10.0% or $46.7 million to $512.5 million in fiscal 2024 as compared to $465.8 million in fiscal 2023.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,651.1	32.4%	$1,529.9	30.8%	$121.2	7.9%
Kate Spade	132.6	9.9	115.0	8.1	17.6	15.3
Stuart Weitzman	(21.2)	(8.8)	(6.7)	(2.4)	(14.5)	NM
Corporate	(622.4)	NA	(465.8)	NA	(156.6)	(33.6)
Tapestry	$1,140.1	17.1	$1,172.4	17.6	$(32.3)	(2.8)
Operating income decreased $32.3 million to $1.14 billion during fiscal 2024 as compared to $1.17 billion in fiscal 2023. Operating margin was 17.1% in fiscal 2024 as compared to 17.6% in fiscal 2023. Excluding items affecting comparability of $109.9 million in fiscal 2024, operating income increased $77.6 million to $1.25 billion from $1.17 billion in fiscal 2023; and operating margin increased 110 basis points to 18.7% in fiscal 2024 as compared to 17.6% in fiscal 2023. This increase in operating margin was primarily attributed to an increase of 250 basis points in gross margin partially offset by a 140 basis points increase in SG&A as a percentage of sales.
•Coach Operating Income increased $121.2 million to $1.65 billion in fiscal 2024, resulting in an operating margin increase of 160 basis points to 32.4%, as compared to $1.53 billion and 30.8%, respectively in fiscal 2023. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 260 basis points mainly due to lower freight costs, net pricing improvements and favorable currency impacts;
◦SG&A expenses as a percentage of net sales, increased 100 basis points mainly due to higher marketing spend and higher compensation costs, partially offset by a decrease in distribution costs.
•Kate Spade Operating Income increased $17.6 million to $132.6 million in fiscal 2024, resulting in an operating margin increase of 180 basis points to 9.9%, as compared to 115.0 million and 8.1%, respectively in fiscal 2023. This increase in operating margin was primarily attributed to:

◦Gross Margin, increased 180 basis points mainly due to lower freight costs and net pricing improvements;
◦SG&A expenses as a percentage of net sales, remained even to prior year mainly driven by increased occupancy costs and higher information technology costs, partially offset by lower marketing spend, depreciation and lower compensation costs.
•Stuart Weitzman Operating Loss increased $14.5 million to a loss of $21.2 million in fiscal 2024, resulting in an operating margin decrease of 640 basis points to (8.8)%, as compared to an operating loss of $6.7 million and operating margin of (2.4)% in fiscal 2023.
•Corporate Operating Expenses increased (33.6)% or $156.6 million to $622.4 million in fiscal 2024. Excluding items affecting comparability, Corporate operating expenses increased $46.7 million to $512.5 million from $465.8 million in fiscal 2023. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to increased compensation costs, higher professional fees and increased occupancy costs.
Interest Expense, net
Interest expense, net, increased $97.4 million to $125.0 million in fiscal 2024 as compared to $27.6 million in fiscal 2023. Excluding items affecting compatibility, Interest expense, net, decreased $19.3 million to $8.3 million from $27.6 million in fiscal 2023. This decrease in Interest expense, net, was mainly due to higher interest income partially offset by higher interest on the term loan due 2027 (the "Term Loan due 2027").
Other Expense (Income)
Other expense increased $1.5 million to $3.2 million in fiscal 2024 as compared to an expense of $1.7 million in fiscal 2023. This increase in other expense was related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 19.4% in fiscal 2024 as compared to 18.1% in fiscal 2023. Excluding items affecting comparability, the effective tax rate was 19.2% in fiscal 2024 as compared to 18.1% in fiscal 2023. The increase in effective tax rate was primarily driven by discrete items recognized in the period partially offset by geographic mix of earnings.
Net Income (Loss)
Net income decreased 12.8% or $120.0 million to $816.0 million in fiscal 2024 as compared to a net income of $936.0 million in fiscal 2023. Excluding items affecting comparability, net income increased 6.9% or $64.2 million to $1.00 billion in fiscal 2024 from $936.0 million in fiscal 2023.
Net Income (Loss) per Share
Net income per diluted share was $3.50 in fiscal 2024 as compared to net income per diluted share of $3.88 in fiscal 2023. Excluding items affecting comparability, net income per diluted share increased $0.41 to $4.29 in fiscal 2024 from $3.88 in fiscal 2023. This change was primarily due to higher net income and a decrease in shares outstanding.
FISCAL 2023 COMPARED TO FISCAL 2022
The comparison of fiscal 2023 to 2022 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended July 1, 2023, filed on August 17, 2023 within Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, interest expense, provision for income taxes, net income and earnings per diluted share in fiscal 2024 reflect certain items affecting comparability, including the impact of Acquisition costs. There were no items affecting comparability in fiscal 2023. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the periods affected. Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s internal management reporting excluded these items. In addition, the HR Committee uses these non-GAAP measures when setting and assessing achievement of incentive compensation goals.
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
For a detailed discussion on these non-GAAP measures, see the GAAP to Non-GAAP Reconciliation discussions above in this Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL CONDITION
Cash Flows - Fiscal 2024 Compared to Fiscal 2023

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	Change
	(millions)
Net cash provided by (used in) operating activities	$1,255.6	$975.2	$280.4
Net cash provided by (used in) investing activities	(1,041.9)	5.7	(1,047.6)
Net cash provided by (used in) financing activities	5,214.4	(1,035.9)	6,250.3
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(8.7)	(3.5)
Net increase (decrease) in cash and cash equivalents	$5,415.9	$(63.7)	$5,479.6
The Company’s cash and cash equivalents increased by $5.42 billion in fiscal 2024 compared to a decrease of $63.7 million in fiscal 2023, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $280.4 million primarily due to changes in operating assets and liabilities of $426.8 million partially offset by lower net income of $120.0 million and lower impact of non-cash adjustments of $26.4 million.
The $426.8 million increase in changes in operating asset and liability balances was primarily driven by the following:
•Accrued liabilities were a source of cash of $91.6 million in fiscal 2024 as compared to a use of cash of $93.0 million in fiscal 2023, primarily driven by accrued incentive compensation and an increase in accrued interest due to issuance of the Capri Acquisition Senior Notes.
•Accounts payable were a source of cash of $49.1 million in fiscal 2024 as compared to a use of cash of $98.1 million in fiscal 2023, primarily driven by a reduction of in-transit inventory in the prior year.
•Other Assets were a use of cash of $0.1 million in fiscal 2024 as compared to a use of cash of $100.7 million in fiscal 2023, primarily driven by an increase in other receivables due to the net investment hedge, tax refunds in the current year and lower cloud computing project spend.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $1.04 billion in fiscal 2024 compared to a source of cash of $5.7 million in fiscal 2023, resulting in a $1.05 billion increase in net cash used in investing activities.
The $1.04 billion use of cash in fiscal 2024 was primarily due to purchases of investments of $2.71 billion, partially offset by maturities and sales of investments of $1.68 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
The $5.7 million source of cash in fiscal 2023 was primarily due to proceeds from maturities and sales of investments of $148.0 million, settlement of net investment hedge of $41.9 million, partially offset by capital expenditures of $184.2 million.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $5.21 billion in fiscal 2024 as compared to a use of cash of $1.04 billion in fiscal 2023, resulting in a $6.25 billion increase in net cash provided by financing activities.
The $5.21 billion source of cash in fiscal 2024 was primarily due to proceeds from the issuance of the Capri Acquisition Senior Notes of $6.09 billion, partially offset by the repayment of the Term Loan due 2027 of $468.8 million, and dividend payments of $321.4 million.
The $1.04 billion use of cash in fiscal 2023 was primarily due to repurchase of common stock of $703.5 million, dividend payments of $283.3 million, as well as taxes paid to net settle share-based awards of $55.6 million.
Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was a decrease of $12.2 million as compared to a decrease of $8.7 million in fiscal 2023.

Cash Flows - Fiscal 2023 Compared to Fiscal 2022
The comparison of fiscal 2023 to 2022 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended July 1, 2023, filed on August 17, 2023 within Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".
Working Capital and Capital Expenditures
The following table presents our financial condition as of June 29, 2024 and July 1, 2023:

	June 29, 2024	July 1, 2023	Change
	(millions)
Cash and cash equivalents(1)	$6,142.0	$726.1	$5,415.9
Short-term investments(1)	1,061.8	15.4	1,046.4
Current debt(2)	(303.4)	(25.0)	(278.4)
Long-term debt(2)	(6,937.2)	(1,635.8)	(5,301.4)
Total, net	$(36.8)	$(919.3)	$882.5

(1)    As of June 29, 2024, approximately 4.2% of our Cash and cash equivalents and Short-term investments were held outside the United States.
(2)    Refer to Note 12, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of June 29, 2024:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Revolving Credit Facility(1)	$2,000.0	$—	$2,000.0
Capri Acquisition Term Loan Facilities(1)	1,400.0	—	1,400.0
China Credit Facility(1)(2)	34.4	—	34.4
Total	$3,434.4	$—	$3,434.4

(1)    Refer to Note 12, "Debt" for further information on these instruments.
(2)     The carrying amounts of the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the RMB.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of June 29, 2024, there were 18 financial institutions participating in the Revolving Credit Facility and 24 financial institutions participating in the Capri Acquisition Term Loan Facilities with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe, at this time, that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
We have the ability to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, acquisition or integration-related costs, our restructuring initiatives, settlement of a material contingency or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.

If (i) the Capri Acquisition has not been completed by February 10, 2025 (or such later date mutually agreed between the Company and Capri) (such date, the “special mandatory redemption end date”), (ii) prior to the special mandatory redemption end date, the Merger Agreement is terminated in accordance with its terms or (iii) the Company otherwise notifies the trustee that it will not pursue the consummation of the Capri Acquisition, all of the Capri Acquisition Senior Notes will be redeemed at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital and debt service requirements for fiscal 2025 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
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
Capital Expenditures
Total capital expenditures and cloud computing implementation costs were $144.1 million in fiscal 2024. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Consolidated Balance Sheets.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we typically build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including weather and macroeconomic events, such as pandemic diseases.
Stock Repurchase Plan
On May 12, 2022, the Company announced the Board authorized the additional repurchase of up to $1.50 billion of its common stock. Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of June 29, 2024 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Capri Acquisition. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during fiscal 2024.

Contractual and Other Obligations
Firm Commitments
As of June 29, 2024, the Company's contractual obligations are as follows:

	Total	Fiscal 2025	Fiscal 2026 – 2027	Fiscal 2028 – 2029	Fiscal 2030 and Beyond
	(millions)
Capital expenditure & cloud computing implementation commitments	$14.8	$12.4	$2.4	$—	$—
Inventory purchase obligations	485.4	485.4	—	—	—
Operating lease obligations	1,877.7	378.9	570.8	304.7	623.3
Finance lease obligations	1.3	1.3	—	—	—
Debt repayment(1)	7,306.8	303.4	1,785.6	1,932.2	3,285.6
Interest on outstanding debt(1)(2)	2,563.9	469.8	806.0	590.9	697.2
Mandatory transition tax payments(3)	14.9	14.9	—	—	—
Other	253.5	96.7	139.3	17.5	—
Total	$12,518.3	$1,762.8	$3,304.1	$2,845.3	$4,606.1

(1)    The principal amounts and interest of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro as of June 29, 2024.
(2)    Interest on outstanding debt includes fixed interest expenses for unsecured notes. The estimated interest expenses associated with our term loan is based on the current interest rate as of June 29, 2024. Refer to Note 12, "Debt," for further information.
(3)    Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the Tax Legislation. Refer to Note 15, "Income Taxes," for further information.
We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing. Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $134.8 million as of June 29, 2024, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. Besides the firm commitments noted above, the above table excludes other amounts included in current liabilities in the Consolidated Balance Sheets at June 29, 2024 as these items will be paid within one year and certain long-term liabilities not requiring cash payments.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees totaling $28.4 million as of June 29, 2024, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through calendar 2039.
We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note 13, "Commitments and Contingencies," for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect our results of operations, financial condition and cash flows as well as the disclosure of contingent assets and liabilities as of the date of the Company's financial statements. Actual results could differ from estimates in amounts that may be material to the financial statements. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ from estimates in amounts that may be material to the financial statements. The development and selection of the Company’s critical accounting policies and estimates are periodically reviewed with the Audit Committee.
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
The Company recognizes revenue within the wholesale business at the time title passes and risk of loss is transferred to customers, which is generally at the point of shipment of products but may occur upon receipt of the shipment by the customer in certain cases. Wholesale revenue is recorded net of estimates for returns, discounts, end-of-season markdowns, cooperative advertising allowances and other consideration provided to the customer. The Company's historical estimates of these variable amounts have not differed materially from actual results.
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
At June 29, 2024, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At June 29, 2024, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2024, fiscal 2023 and fiscal 2022.
Based on the annual assessment in fiscal 2024, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2024 testing date exceeded their carrying values by approximately 20% and 55%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all business channels and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2025 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's or individual's achievement of certain performance goals. On a quarterly basis, the Company assesses actual performance versus the predetermined performance goals and adjusts the share-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods, and include dividend equivalent shares. If the performance-based award incorporates a market condition, the grant-date fair value of such award is determined using a pricing model, such as a Monte Carlo Simulation.
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2024 net income.
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations and tax planning strategies available in the various jurisdictions in which the Company operates. The Company classifies interest and penalties on uncertain tax positions in the Provision for income taxes. The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. The Company reduces deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. The Company is not permanently reinvested with respect to earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings.
The Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns, these tax authorities may take a contrary position that could result in a significant impact on the Company's results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating tax positions and in determining the net realizable value of deferred tax assets.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of June 29, 2024 and July 1, 2023, the total notional values of outstanding forward currency contracts designated as cash flow hedges were $764.6 million and $842.3 million, respectively. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of June 29, 2024.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Japanese Yen. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of June 29, 2024 and July 1, 2023, the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $348.2 million and $272.3 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at June 29, 2024 and July 1, 2023 was $58.3 million and $39.0 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at June 29, 2024 and July 1, 2023 was $4.8 million and $0.3 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.
The Company is also exposed to foreign currency exchange rate fluctuations with respect to net investment hedges. As of June 29, 2024 and July 1, 2023, we have multiple fixed to fixed cross currency swap foreign exchange and forward foreign exchange agreements with aggregate notional amounts of $1.45 billion and $1.20 billion, respectively, to hedge our net investment in Euro-denominated subsidiaries and Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The fair values of outstanding derivative contracts related to net investment hedges included in current assets and long-term assets at June 29, 2024 and July 1, 2023 was $32.2 million and $13.1 million, respectively. The fair values of outstanding derivative contracts related to net investment hedges included in current and long-term liabilities at June 29, 2024 and July 1, 2023 was $139.4 million and $90.5 million, respectively. Under the term of the cross currency swap contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 6.0% to 6.3% in Euros and fixed rate payments of 3.1% to 7.9% in USD.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts and net investment hedges. We assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 29, 2024, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $55.0 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items. Refer to Note 10, "Derivative Investments and Hedging Activities," for additional information.

Interest Rate Risk
The Company is exposed to interest rate risk in relation to its indebtedness and investments. Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Revolving Credit Facility. Refer to Note 12, "Debt," for additional information.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the $1.05 Billion Three-Year Term Loan Facility and the $350.0 million Five-Year Term Loan Facility (collectively, the "Capri Acquisition Term Loan Facilities") and the $2.00 Billion Revolving Credit Facility. Borrowings under the Capri Acquisition Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator) plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on the ratio of (a) consolidated debt (with certain customary deductions for unrestricted cash and permitted investments) to (b) consolidated EBITDAR. The applicable margin will initially be (x) in the case of the Three-Year Term Loan Facility, 0.250% for base rate loans and 1.250% for SOFR loans and (y) in the case of the Five-Year Term Loan Facility, 0.375% for base rate loans and 1.375% for SOFR loans. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Borrowings under the Capri Acquisition Term Loan Facilities and Revolving Credit Facility (collectively, the "Credit Facilities") are subject to interest rate risk due to changes in SOFR. A hypothetical 10% change in the Credit Facilities' interest rates would have resulted in an immaterial change in interest expense in fiscal 2024.
The Company is exposed to changes in interest rates related to the fair value of the senior unsecured notes.
The following table shows the estimated fair values of the senior unsecured notes at June 29, 2024 and July 1, 2023 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	June 29, 2024	July 1, 2023
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	$300.2	$295.1
7.050% Senior Notes due 2025	508.1	—
7.000% Senior Notes due 2026	770.7	—
4.125% Senior Notes due 2027	378.2	371.7
7.350% Senior Notes due 2028	1,036.5	—
7.700% Senior Notes due 2030	1,042.9	—
3.050% Senior Notes due 2032	402.9	399.5
7.850% Senior Notes due 2033	1,311.3	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	543.8	—
5.375% EUR Senior Notes due 2027(1)	550.8	—
5.875% EUR Senior Notes due 2031(1)	556.4	—

(1)The fair values of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
The interest rate payable on the 4.125% Senior Notes due 2027 and the Capri Acquisition Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective senior notes of such series. Refer to Note 12, "Debt" for further information on these instruments.

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2024 and concluded that it was effective at the reasonable assurance level.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of June 29, 2024 as included elsewhere herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended June 29, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") and such information is incorporated by reference herein. The 2024 Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

Exhibit	Description
4.3
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.4
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.5
Third Supplemental Indenture, dated as of June 20, 2017, relating to the 4.125% senior unsecured notes due 2027, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.6
Form of 4.125% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.7
Indenture, dated as of December 1, 2021, between the Company and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2021

4.8
First Supplemental Indenture, dated as of December 1, 2021, relating to the 3.050% senior unsecured notes due 2032, between the Company and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2021

4.9
Form of 3.050% senior unsecured notes due 2032 (included in the First Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2021

4.10
Second Supplemental Indenture, dated as of November 27, 2023, relating to the 7.050% senior unsecured notes due 2025, the 7.000% senior unsecured notes due 2026, the 7.350% senior unsecured notes due 2028, the 7.700% senior unsecured notes due 2030 and the 7.850% senior unsecured notes due 2033, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.11
Form of 7.050% senior unsecured notes due 2025 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.12
Form of 7.000% senior unsecured notes due 2026 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.13
Form of 7.350% senior unsecured notes due 2028 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.14
Form of 7.700% senior unsecured notes due 2030 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.15
Form of 7.850% senior unsecured notes due 2033 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.16
Third Supplemental Indenture, dated as of November 27, 2023, relating to the 5.350% senior unsecured notes due 2025, the 5.375% senior unsecured notes due 2027 and the 5.875% senior unsecured notes due 2031, among the Company, U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, and Elavon Financial Services DAC, as paying agent, which is incorporated by reference from Exhibit 4.8 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.17
Form of 5.350% senior unsecured notes due 2025 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.9 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.18
Form of 5.375% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.10 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.19
Form of 5.875% senior unsecured notes due 2031 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023

4.20	Description of Securities, which is incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020
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
10.41
Amendment No. 1, dated as of August 30, 2023, to the Credit Agreement, dated as of May 11, 2022, among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023

Exhibit	Description
10.42
Term Loan Credit Agreement, dated as of August 30, 2023, among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023

19.1*	Insider Trading Policies and Procedures of Tapestry, Inc.
21.1*	List of Subsidiaries of Tapestry, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Company's Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Company's Chief Financial Officer
32.1*	Section 1350 Certification of the Company's Chief Executive Officer
32.2*	Section 1350 Certification of the Company's Chief Financial Officer
97.1*	Clawback Policy of Tapestry, Inc.
101.INS*	Inline XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
†    Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TAPESTRY, INC.

Date: August 15, 2024	By:	/s/ Joanne C. Crevoiserat
Name: Joanne C. Crevoiserat Title: Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 15, 2024.

Signature	Title

/s/ Joanne C. Crevoiserat	Chief Executive Officer, and Director
Joanne C. Crevoiserat	(Principal Executive Officer)

/s/ Scott A. Roe	Chief Operating Officer and Chief Financial Officer
Scott A. Roe	(Principal Financial Officer)

/s/ Manesh B. Dadlani	Corporate Controller
Manesh B. Dadlani	(Principal Accounting Officer)

/s/ Anne Gates	Independent Chair, Board of Directors
Anne Gates

/s/ John P. Bilbrey	Director
John P. Bilbrey

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Elkins	Director
David Elkins

/s/ Johanna W. Faber	Director
Johanna W. Faber

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Kevin Hourican	Director
Kevin Hourican

/s/ Alan Lau	Director
Alan Lau

/s/ Pam Lifford	Director
Pam Lifford

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tapestry, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of June 29, 2024 and July 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 29, 2024, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2024 and July 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
The fair values of the Kate Spade brand reporting unit and indefinite-lived brand, which are included in the Company's goodwill and intangible asset balances, respectively, as of the fiscal 2024 testing date exceeded their respective carrying values by approximately 20% and 55%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all channels, and other initiatives aimed at increasing profitability of the business.

Given the significant judgments made by management to estimate the fair value of the Kate Spade operations used in both the brand's goodwill and indefinite-lived brand intangible fair value analyses and the difference between their fair values and carrying values, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasts of future cash flows and growth rates and the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
August 15, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tapestry, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of June 29, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 29, 2024, of the Company and our report dated August 15, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 15, 2024

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	June 29, 2024	July 1, 2023
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$6,142.0	$726.1
Short-term investments	1,061.8	15.4
Trade accounts receivable, less allowances for credit losses of $6.9 and $5.8, respectively	228.2	211.5
Inventories	824.8	919.5
Income tax receivable	236.2	231.1
Prepaid expenses	170.9	126.3
Other current assets	139.8	133.6
Total current assets	8,803.7	2,363.5
Property and equipment, net	514.7	564.5
Operating lease right-of-use assets	1,314.4	1,378.7
Goodwill	1,204.1	1,227.5
Intangible assets	1,353.6	1,360.1
Deferred income taxes	44.1	40.4
Other assets	161.7	182.1
Total assets	$13,396.3	$7,116.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$452.2	$416.9
Accrued liabilities	656.3	547.1
Current portion of operating lease liabilities	299.7	297.5
Current debt	303.4	25.0
Total current liabilities	1,711.6	1,286.5
Long-term debt	6,937.2	1,635.8
Long-term operating lease liabilities	1,224.2	1,333.7
Deferred income taxes	251.3	240.0
Long-term income taxes payable	—	43.5
Other liabilities	375.1	299.5
Total liabilities	10,499.4	4,839.0

See Note 13 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value) issued and outstanding – 230.2 million and 227.4 million shares, respectively	2.3	2.3
Additional paid-in-capital	3,762.7	3,682.2
Retained earnings (accumulated deficit)	(722.2)	(1,216.8)
Accumulated other comprehensive income (loss)	(145.9)	(189.9)
Total stockholders’ equity	2,896.9	2,277.8
Total liabilities and stockholders’ equity	$13,396.3	$7,116.8
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions, except per share data)
Net sales	$6,671.2	$6,660.9	$6,684.5
Cost of sales	1,781.7	1,946.0	2,034.1
Gross profit	4,889.5	4,714.9	4,650.4
Selling, general and administrative expenses	3,749.4	3,542.5	3,474.6
Operating income (loss)	1,140.1	1,172.4	1,175.8
Loss on extinguishment of debt	—	—	53.7
Interest expense, net	125.0	27.6	58.7
Other expense (income)	3.2	1.7	16.4
Income (loss) before provision for income taxes	1,011.9	1,143.1	1,047.0
Provision for income taxes	195.9	207.1	190.7
Net income (loss)	$816.0	$936.0	$856.3
Net income (loss) per share:
Basic	$3.56	$3.96	$3.24
Diluted	$3.50	$3.88	$3.17
Shares used in computing net income (loss) per share:
Basic	229.2	236.4	264.3
Diluted	233.2	241.3	270.1
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Net income (loss)	$816.0	$936.0	$856.3
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	22.2	37.2	(1.6)
Unrealized gains (losses) on available-for-sale investments, net	(0.2)	0.5	(0.5)
Foreign currency translation adjustments	22.0	(56.7)	(96.8)
Other comprehensive income (loss), net of tax	44.0	(19.0)	(98.9)
Comprehensive income (loss)	$860.0	$917.0	$757.4
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 3, 2021	279.5	$2.8	$3,487.0	$(158.5)	$(72.0)	$3,259.3
Net income (loss)	—	—	—	856.3	—	856.3
Other comprehensive income (loss)	—	—	—	—	(98.9)	(98.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.7	—	43.8	—	—	43.8
Share-based compensation	—	—	89.4	—	—	89.4
Repurchase of common stock	(42.0)	(0.4)	—	(1,599.6)	—	(1,600.0)
Dividends declared ($1.00 per share)	—	—	—	(264.4)	—	(264.4)
Balance at July 2, 2022	241.2	2.4	3,620.2	(1,166.2)	(170.9)	2,285.5
Net income (loss)	—	—	—	936.0	—	936.0
Other comprehensive income (loss)	—	—	—	—	(19.0)	(19.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	4.0	0.1	(16.8)	—	—	(16.7)
Share-based compensation	—	—	78.8	—	—	78.8
Repurchase of common stock, including excise tax	(17.8)	(0.2)	—	(703.3)	—	(703.5)
Dividends declared ($1.20 per share)	—	—	—	(283.3)	—	(283.3)
Balance at July 1, 2023	227.4	2.3	3,682.2	(1,216.8)	(189.9)	2,277.8
Net income (loss)	—	—	—	816.0	—	816.0
Other comprehensive income (loss)	—	—	—	—	44.0	44.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.8	—	(5.4)	—		(5.4)
Share-based compensation	—	—	85.9	—	—	85.9
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($1.40 per share)	—	—	—	(321.4)	—	(321.4)
Balance at June 29, 2024	230.2	$2.3	$3,762.7	$(722.2)	$(145.9)	$2,896.9
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$816.0	$936.0	$856.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	174.0	182.2	195.3
Provision for bad debt	4.3	5.7	19.9
Loss on extinguishment of debt	—	—	53.7
Share-based compensation	85.9	78.8	72.2
Amortization of cloud computing arrangements	55.0	42.0	10.7
Acceleration program charges	—	—	14.8
Deferred income taxes	2.5	41.2	29.9
Changes to lease related balances, net	(42.6)	(36.0)	(53.4)
Other non-cash charges, net	(7.4)	(15.8)	31.3
Changes in operating assets and liabilities:
Trade accounts receivable	(37.3)	44.1	(96.0)
Inventories	85.8	49.9	(311.7)
Accounts payable	49.1	(98.1)	86.4
Accrued liabilities	91.6	(93.0)	(16.1)
Other liabilities	(21.2)	(61.1)	(9.2)
Other assets	(0.1)	(100.7)	(30.9)
Net cash provided by (used in) operating activities	1,255.6	975.2	853.2
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(2,713.0)	(6.7)	(540.4)
Proceeds from maturities and sales of investments	1,676.3	154.7	380.7
Purchases of property and equipment	(108.9)	(184.2)	(93.9)
Settlement of net investment hedge	103.7	41.9	—
Net cash provided by (used in) investing activities	(1,041.9)	5.7	(253.6)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(321.4)	(283.3)	(264.4)
Repurchase of common stock	—	(703.5)	(1,600.0)
Proceeds from issuance of debt, net of discount	6,089.5	—	998.5
Payment of debt issuance costs	(78.3)	—	(4.6)
Payment of debt extinguishment costs	—	—	(50.7)
Proceeds from share-based awards	27.3	38.8	74.7
Repayment of debt	(468.8)	(31.2)	(900.0)
Taxes paid to net settle share-based awards	(32.7)	(55.6)	(30.6)
Other financing activity	(1.2)	(1.1)	(1.0)
Net cash provided by (used in) financing activities	5,214.4	(1,035.9)	(1,778.1)
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(8.7)	(39.4)
Net (decrease) increase in cash and cash equivalents	5,415.9	(63.7)	(1,217.9)
Cash and cash equivalents at beginning of year	726.1	789.8	2,007.7
Cash and cash equivalents at end of year	$6,142.0	$726.1	$789.8
Supplemental information:
Cash paid for income taxes, net	$200.1	$231.9	$179.7
Cash paid for interest	$262.8	$82.6	$67.8
Non-cash investing activity – property and equipment obligations	$15.1	$11.0	$6.7
 See accompanying Notes.

TAPESTRY, INC.
Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Tapestry, Inc. (the "Company") is a leading New York-based house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york, and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across business channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable and to build a company that’s equitable, inclusive and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible. The Company operates in three reportable segments: Coach, Kate Spade and Stuart Weitzman. See Note 17, "Segment Information," for additional information.
2. BASIS OF PRESENTATION AND ORGANIZATION
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended June 29, 2024 (“fiscal 2024”) was a 52-week period. The fiscal year ended July 1, 2023 (“fiscal 2023”) was a 52-week period and the fiscal year ended July 2, 2022 (“fiscal 2022”) was a 52-week period. The fiscal year ending June 28, 2025 (“fiscal 2025”) will be a 52-week period.
Covid-19 Pandemic
The Covid-19 pandemic has resulted in varying degrees of business disruption for the Company since it began in fiscal 2020 and has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Such disruptions persisted into the beginning of fiscal 2023, and the Company's results in Greater China were adversely impacted as a result of the Covid-19 pandemic. Towards the end of the first half of fiscal 2023, certain government restrictions were lifted in the region and business trends improved. During fiscal 2024, the Covid-19 pandemic did not materially impact our business or operating results. We continue to monitor the latest developments regarding the Covid-19 pandemic and potential impacts on our business, operating results and outlook.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of June 29, 2024 and July 1, 2023, $294.9 million and $305.4 million, respectively, was related to suppliers eligible to participate in the Company's SCF program. A rollforward of the outstanding obligations confirmed as valid under the SCF program, which are presented within Accounts payable on the Consolidated Balance Sheets, is presented below:

	June 29, 2024	July 1, 2023
	(millions)
Obligations outstanding, beginning of year	$305.4	$393.2
Invoices added during the year	1,349.8	1,397.5
Invoices settled during the year	(1,360.3)	(1,485.3)
Obligations outstanding, end of year	$294.9	$305.4
3. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.
Investments
Short-term investments consist primarily of high-credit quality U.S. and non-U.S. issued corporate debt securities and U.S. Treasuries and government agency securities with original maturities greater than three months and with maturities within one year of balance sheet date, classified as available-for-sale. Long-term investments typically consist of high-credit quality U.S. and non-U.S. issued corporate debt securities, U.S. Treasuries and government agency securities, classified as available-for-sale, and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Dividend and interest income are recognized when earned.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Inventories
The Company holds inventory that is sold through retail, including e-commerce, and wholesale distribution channels. Substantially all of the Company's inventories are comprised of finished goods and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated over ten to 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years and software and computer equipment is generally depreciated over lives of three to seven years. Implementation costs eligible for capitalization related to cloud computing arrangements that are a service contract are recorded within Prepaid expenses and Other assets in the Consolidated Balance Sheets and amortized as Selling, general and administrative ("SG&A") expense in the Consolidated Statement of Operations over the term of the associated hosting arrangement. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as Property and equipment and Operating lease right-of-use ("ROU") assets are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $6.3 million and $7.2 million of impairment charges within SG&A expense in the Consolidated Statement of Operations in fiscal 2024 and fiscal 2023, respectively.
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
Determination of the fair value of a reporting unit and intangible asset is based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves

TAPESTRY, INC.
Notes to Consolidated Financial Statements
the use of significant estimates and assumptions, which may include projected future cash flows, discount rates, growth rates and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount. The Company determined that there was no impairment in fiscal 2024 or fiscal 2023.
Operating Leases
The Company leases retail space, office space, warehouse facilities, fulfillment centers, storage space, machinery, equipment and certain other items under operating leases. These leases may also include rent escalation clauses or lease incentives in the form of construction allowances and rent reduction. In determining the lease term used in the lease right-of-use ("ROU") asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance (i.e., percentage-of-sales-based payments), or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.
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
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2024 and fiscal 2023, the Company had asset retirement obligations of $57.7 million and $53.7 million, respectively, primarily classified within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
The Company recognizes revenue within the wholesale business at the time title passes and risk of loss is transferred to customers, which is generally at the point of shipment of products but may occur upon receipt of the shipment by the customer in certain cases. Wholesale revenue is recorded net of estimates for returns, discounts, end-of-season markdowns, cooperative advertising allowances and other consideration provided to the customer. The Company's historical estimates of these variable amounts have not differed materially from actual results.
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
Selling, General and Administrative ("SG&A") Expenses
Selling expenses include store employee compensation, occupancy costs, depreciation, supply costs, wholesale and retail account administration compensation globally. These expenses are affected by the number of stores open during any fiscal period and store performance, as compensation and rent expenses can vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. SG&A expenses also include compensation costs for corporate functions, including the executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses.
Shipping and Handling
Shipping and handling costs for delivery of products to consumers were $221.1 million, $217.0 million and $230.8 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within Cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in Cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as digital and other media and production costs. In fiscal 2024, fiscal 2023 and fiscal 2022, advertising expenses for the Company totaled $616.8 million, $570.7 million and $551.6 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.
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
The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's or individual's achievement of certain performance goals. On a quarterly basis, the Company assesses actual performance versus the predetermined performance goals and adjusts the share-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods and include dividend equivalent shares. If the performance-based award incorporates a market condition, the grant-date fair value of such award is determined using a pricing model, such as a Monte Carlo Simulation.
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations and tax planning strategies available in the various jurisdictions in which the Company operates. The Company classifies interest and penalties on uncertain tax positions in the Provision for income taxes. The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. The Company reduces deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. The Company is not permanently reinvested with respect to earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings.
The Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns, these tax authorities may take a contrary position that could result in a significant impact on the Company's results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating tax positions and in determining the net realizable value of deferred tax assets.
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
For cash flow derivative instruments that qualify for hedge accounting, the changes in the fair value of these instruments are recognized as a component of Accumulated other comprehensive income (loss) ("AOCI") until the hedged item is recognized in earnings. For derivative instruments that are designated as a net investment hedge, the changes in the fair value of the instruments are recognized as a component of AOCI and, upon discontinuation of the hedge, remain in AOCI until the net investment is sold or liquidated.
Each derivative instrument entered into by the Company that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative that is designated as a hedge, the

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
As a result of the use of derivative instruments, the Company may be exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings, among other factors.
The fair values of the Company’s derivative instruments are recorded on its Consolidated Balance Sheets on a gross basis. For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Euro. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from July 2024 to March 2026. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Consolidated Statement of Operations. The maturity date of most instruments held as of June 29, 2024 are in August 2024, and such contracts are typically renewed upon maturity if the related balance has not been settled.
During fiscal 2024, the Company also entered into interest rate derivative contracts to reduce its risks related to changes in the benchmark interest rates on its debt obligations. Any premiums related to these instruments were excluded from the Company's measurement of hedge effectiveness and were amortized over the period between the hedge execution and the contract maturity. The related gains (losses) were initially deferred in AOCI and are subsequently recognized in the Consolidated Statements of Operations as interest income (expense) in the same periods during which the hedged interest payments associated with the Company’s borrowings are recorded in earnings. As of June 29, 2024, there were no interest rate derivative contracts outstanding.
The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries, including our net investment in Euro-denominated subsidiaries and Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from November 2027 to March 2032.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency in earnings. Foreign currency transaction gains and losses also include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries.
Reclassification
A reclassification has been made to the prior period's financial information to conform to the current period's presentation. Amortization expense, related to the Company’s cloud computing arrangements of $42.0 million in Fiscal 2023 and $10.7 million in Fiscal 2022, respectively, have been reclassified out of Other assets and into Amortization of cloud computing arrangements within the Company’s Consolidated Statements of Cash Flows.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50)", which is intended to enhance the transparency of supplier finance programs. The ASU requires the buyer in a supplier finance program to disclose sufficient information about the program in order to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period and potential magnitude. The Company adopted ASU 2022-04 as of the beginning of fiscal 2024. The adoption of ASU 2022-04 did not have an impact on the Company's consolidated financial statements other than the new disclosure requirements. Refer to Note 2, "Basis of Presentation and Organization", for additional information.
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
4. REVENUE
The Company recognizes revenue primarily from sales of the products of its brands through our Direct-to-consumer ("DTC") business which includes our retail stores and e-commerce sites, along with our wholesale business. The Company also generates revenue from royalties related to licensing its trademarks, as well as sales in ancillary business channels. In all cases, revenue is recognized upon the transfer of control of the promised products or services to the customer, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
The Company has elected a practical expedient not to disclose the remaining performance obligations that are unsatisfied as of the end of the period related to contracts with an original duration of one year or less or variable consideration related to sales-based royalty arrangements. There are no other contracts with transaction price allocated to remaining performance obligations other than future minimum royalties as discussed below, which are not material.
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
Direct-to-Consumer
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
Wholesale
The Company recognizes revenue within the wholesale business at the time title passes and risk of loss is transferred to customers, which is generally at the point of shipment of products but may occur upon receipt of the shipment by the customer in certain cases. Payment is generally due 30 to 90 days after shipment. Wholesale revenue is recorded net of estimates for returns, discounts, end-of-season markdowns, cooperative advertising allowances and other consideration provided to the customer. Discounts are based on contract terms with the customer, while cooperative advertising allowances and other consideration may be based on contract terms or negotiated on a case-by-case basis. Returns and markdowns generally require approval from the Company and are estimated based on historical trends, current season results and inventory positions at the wholesale locations, current market and economic conditions as well as, in select cases, contractual terms. The Company's historical estimates of these variable amounts have not differed materially from actual results.
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended June 29, 2024.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Disaggregated Net Sales
The following table disaggregates the Company's net sales into geographies that depict how economic factors may impact the revenues and cash flows for the periods presented. Each geography presented includes net sales related to the Company's directly operated business channels, global travel retail business and to wholesale customers, including distributors, in locations within the specified geographic area.

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2024
Coach	$3,078.7	$902.1	$771.4	$343.1	$5,095.3
Kate Spade	1,074.4	45.3	130.1	84.6	1,334.4
Stuart Weitzman	160.9	65.2	1.4	14.0	241.5
Total	$4,314.0	$1,012.6	$902.9	$441.7	$6,671.2

Fiscal 2023
Coach	$3,037.5	$896.7	$752.9	$273.3	$4,960.4
Kate Spade	1,142.8	47.9	140.4	87.8	1,418.9
Stuart Weitzman	180.0	71.2	1.8	28.6	281.6
Total	$4,360.3	$1,015.8	$895.1	$389.7	$6,660.9

Fiscal 2022
Coach	$3,102.8	$892.2	$691.3	$235.0	$4,921.3
Kate Spade	1,156.7	41.7	139.0	108.1	1,445.5
Stuart Weitzman	189.9	92.7	0.4	34.7	317.7
Total	$4,449.4	$1,026.6	$830.7	$377.8	$6,684.5

(1)    Greater China includes mainland China, Hong Kong SAR and Macao SAR, and Taiwan.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, South Korea, Singapore, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe and the Middle East as well as royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services and is primarily related to unredeemed gift cards, net of breakage, which have been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of June 29, 2024 and July 1, 2023 was $45.5 million and $43.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended June 29, 2024, net sales of $27.7 million were recognized from amounts recorded as deferred revenue as of July 1, 2023. For the fiscal year ended July 1, 2023, net sales of $23.5 million were recognized from amounts recorded as deferred revenue as of July 2, 2022.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
5. ACQUISITIONS
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry ("Merger Sub"), and Capri Holdings Limited ("Capri"). Under the terms of the Merger Agreement, Tapestry has agreed to acquire any and all of Capri’s ordinary shares (other than (a) Capri’s ordinary Shares that are issued and outstanding immediately prior to the consummation of the acquisition that are owned or held in treasury by the Company or by Capri or any of its direct or indirect subsidiaries and (b) Capri’s ordinary shares that are issued and outstanding immediately prior to the consummation of the acquisition that are held by holders who have properly exercised dissenters’ rights in accordance with, and who have complied with, Section 179 of the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands) in cash at a purchase price of $57.00 per share, without interest, subject to any required tax withholding as provided in the Merger Agreement. The enterprise value is expected to be approximately $8.50 billion and the transaction is expected to close during calendar year 2024 (the "Capri Acquisition"). On October 25, 2023, at a special meeting of Capri's shareholders, Capri's shareholders approved the Merger Agreement and the transactions contemplated thereby. The Company has received regulatory approval from all applicable jurisdictions except for the United States. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit and intends to defend the lawsuit vigorously.
In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, complete the expected financing for the Capri Acquisition. Until the close of the transaction, the Company will maintain the proceeds from the issuance of the Capri Acquisition Senior Notes in Cash and cash equivalents and Short-term investments. Refer to Note 8, "Investments," and Note 11, "Fair Value Measurements," for further detail on our cash equivalents and Short-term investments, and Note 12, "Debt," for further information on our existing debt instruments related to the acquisition.
In conjunction with the Capri Acquisition, in fiscal 2024, the Company incurred $226.6 million in pre-tax expenses, primarily related to financing-related expenses and professional fees.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 2, 2022	$(2.3)	$(0.5)	$(168.1)	$(170.9)
Other comprehensive income (loss) before reclassifications	32.0	0.5	(56.7)	(24.2)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(5.2)	—	—	(5.2)
Net current-period other comprehensive income (loss)	37.2	0.5	(56.7)	(19.0)
Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	49.2	0.1	22.0	71.3
Less: amounts reclassified from accumulated other comprehensive income to earnings	27.0	0.3	—	27.3
Net current-period other comprehensive income (loss)	22.2	(0.2)	22.0	44.0
Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$(145.9)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(2.7) million and $(2.9) million as of June 29, 2024 and July 1, 2023, respectively. The amounts reclassified from AOCI are net of tax of $(0.2) million and $1.1 million as of June 29, 2024 and July 1, 2023, respectively.
(2)    The ending balances of AOCI related to foreign currency translation adjustments includes a gain of $9.9 million, net of tax of $(6.7) million, and a loss of $55.7 million, net of tax of $(0.8) million, as of June 29, 2024 and July 1, 2023, respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations.
7. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Share-based compensation expense(1)	$85.9	$78.8	$89.4
Income tax benefit related to share-based compensation expense	17.5	12.9	15.2

(1)    There was no share-based compensation expense under the Acceleration program during fiscal years ended June 29, 2024 and July 1, 2023. During the fiscal year ended July 2, 2022, the Company incurred $17.2 million of share-based compensation expense related to Acceleration Program.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Stock-Based Plans
The Company maintains the Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company maintains the 2010 Stock Incentive Plan for awards granted prior to the establishment of the 2018 Stock Incentive Plan. These plans were approved by the Company's stockholders. The exercise price of each stock option equals 100% of the market price of the Company's stock on the date of grant and generally has a maximum term of 10 years. Stock options and service-based share awards that are granted as part of the annual compensation process generally vest ratably over four years. Stock option and share awards are subject to forfeiture until completion of the vesting period, which ranges from one to four years. The Company issues new shares upon the exercise of stock options or vesting of share awards.
Stock Options
A summary of stock option activity during the fiscal year ended June 29, 2024 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at July 1, 2023	8.7	$34.02
Granted	1.3	33.36
Exercised	(0.9)	29.11
Forfeited or expired	(0.9)	50.25
Outstanding at June 29, 2024	8.2	32.59	5.6	$87.0
Vested and expected to vest at June 29, 2024	8.2	32.60	5.6	86.6
Exercisable at June 29, 2024	5.7	32.32	4.4	62.6
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 29, 2024	July 1, 2023	July 2, 2022
Expected term (years)	5.0	4.9	5.0
Expected volatility	44.8%	48.6%	46.9%
Risk-free interest rate	4.5%	3.3%	0.8%
Dividend yield	4.2%	3.4%	2.4%
The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on the Company's stock. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Dividend yield is based on the expected annual dividend per share and the Company’s stock price as of the grant date.
The weighted-average grant-date fair value of options granted during fiscal 2024, fiscal 2023 and fiscal 2022 was $10.35, $12.04 and $13.94, respectively. The total intrinsic value of options exercised during fiscal 2024, fiscal 2023 and fiscal 2022 was $11.1 million, $19.5 million and $17.5 million, respectively. The total cash received from option exercises was $23.0 million, $34.9 million and $71.3 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $2.0 million, $3.9 million and $3.7 million, respectively.
At June 29, 2024, $18.9 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.3 years.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended June 29, 2024 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 1, 2023	5.9	$28.69
Granted	2.5	34.19
Vested	(2.8)	24.59
Forfeited	(0.4)	32.79
Non-vested at June 29, 2024	5.2	32.96
At June 29, 2024, $95.9 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2024, fiscal 2023 and fiscal 2022 was $34.19, $35.53 and $41.70, respectively. The total fair value of shares vested during fiscal 2024, fiscal 2023 and fiscal 2022 was $95.3 million, $88.0 million and $92.5 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended June 29, 2024 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 1, 2023	0.7	$38.27
Granted	0.5	33.99
Change due to performance condition achievement	0.1	41.24
Vested	—	—
Forfeited	(0.1)	36.00
Non-vested at June 29, 2024	1.2	$36.74
At June 29, 2024, 16.6 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2024, fiscal 2023 and fiscal 2022 was $33.99, $35.46 and $41.86, respectively. The total fair value of awards that vested during fiscal 2024, fiscal 2023 and fiscal 2022 was $0.0 million, $60.4 million and $0.0 million, respectively.
PRSUs are subject to a two-year and three-year cliff vesting contingent on the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2024, fiscal 2023 and fiscal 2022, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $15.3 million, $29.5 million and $17.4 million, respectively.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.2 million, 0.1 million and 0.1 million shares to employees in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Expected term (years)	0.5	0.5	0.5
Expected volatility	32.5%	38.2%	38.2%
Risk-free interest rate	5.4%	3.3%	0.1%
Dividend yield	3.9%	3.1%	1.5%
The weighted-average fair value of the purchase rights granted during fiscal 2024, fiscal 2023 and fiscal 2022 was $8.45, $9.30 and $10.71, respectively. The Company issues new shares for employee stock purchases.
8. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of June 29, 2024 and July 1, 2023:

	June 29, 2024			July 1, 2023
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$865.2	$—	$865.2	$—	$—	$—
Government securities – U.S.(1)	178.2	—	178.2	—	—	—
Total Available-for-sale investments	$1,043.4	$—	$1,043.4	$—	$—	$—
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	17.8	1.3	19.1	14.8	1.3	16.1
Total Investments	$1,061.8	$1.3	$1,063.1	$15.4	$1.3	$16.7

(1)These securities, as of period end, have maturity dates during their respective following fiscal years and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Consolidated Balance Sheets.
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the periods ended June 29, 2024 and July 1, 2023.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

9. LEASES
The Company leases retail space, office space, warehouse facilities, fulfillment centers, storage space, machinery, equipment and certain other items under operating leases. The Company's leases have initial terms ranging from 1 to 20 years and may have renewal or early termination options ranging from 1 to 10 years. These leases may also include rent escalation clauses or lease incentives. In determining the lease term used in the lease ROU asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance (i.e., percentage-of-sales-based payments), or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.
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
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company's Consolidated Balance Sheets as of June 29, 2024 and July 1, 2023:

	June 29, 2024	July 1, 2023	Location Recorded on the Consolidated Balance Sheets
	(millions)
Assets:
Operating leases	$1,314.4	$1,378.7	Operating lease right-of-use assets
Finance leases	0.6	1.2	Property and equipment, net
Total lease assets	$1,315.0	$1,379.9
Liabilities:
Operating leases:
Current lease liabilities	$299.7	$297.5	Current portion of operating lease liabilities
Long-term lease liabilities	1,224.2	1,333.7	Long-term operating lease liabilities
Total operating lease liabilities	$1,523.9	$1,631.2
Finance leases:
Current lease liabilities	$1.2	$1.2	Accrued liabilities
Long-term lease liabilities	—	1.2	Other liabilities
Total finance lease liabilities	$1.2	$2.4

Total lease liabilities	$1,525.1	$1,633.6
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Consolidated Statement of Operations for the fiscal year ended June 29, 2024 and July 1, 2023:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$1.2	$1.1
Interest on lease liabilities(1)	0.2	0.3
Total finance lease cost	1.4	1.4
Operating lease cost	360.7	323.1
Short-term lease cost	19.5	29.8
Variable lease cost	205.3	209.6
Operating lease right-of-use impairment	—	1.3
Less: sublease income	(17.8)	(18.1)
Total net lease cost	$569.1	$547.1

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Consolidated Statement of Operations.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the fiscal year ended June 29, 2024 and July 1, 2023:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$420.4	$387.8
Operating cash flows from finance leases	0.2	0.3
Financing cash flows from finance leases	1.2	1.1
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	246.2	390.7
Right-of-use assets obtained in exchange for finance lease liabilities	—	—
The following table provides a maturity analysis of the Company's lease liabilities recorded on the Consolidated Balance Sheets as of June 29, 2024:

	June 29, 2024
	Operating Leases	Finance Leases	Total
	(millions)
Fiscal 2025	$374.5	$1.3	$375.8
Fiscal 2026	306.7	—	306.7
Fiscal 2027	250.6	—	250.6
Fiscal 2028	171.4	—	171.4
Fiscal 2029	120.3	—	120.3
Fiscal 2030 and thereafter	601.0	—	601.0
Total lease payments	1,824.5	1.3	1,825.8
Less: imputed interest	(300.6)	(0.1)	(300.7)
Total lease liabilities	$1,523.9	$1.2	$1,525.1
The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of June 29, 2024 are as follows:

June 29, 2024
(millions)
Fiscal 2025	$17.3
Fiscal 2026	14.8
Fiscal 2027	14.8
Fiscal 2028	14.8
Fiscal 2029	15.3
Fiscal 2030 and thereafter	112.2
Total sublease income	$189.2

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Consolidated Balance Sheets as of June 29, 2024 and July 1, 2023:

	June 29, 2024	July 1, 2023
Weighted average remaining lease term (years):
Operating leases	7.8	8.3
Finance leases	0.9	1.9
Weighted average discount rate:
Operating leases	4.4%	4.2%
Finance leases	11.3%	11.3%
Additionally, the Company had approximately $53.2 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 29, 2024.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following tables provide information related to the Company's derivative instruments recorded on the Company's Consolidated Balance Sheets as of June 29, 2024 and July 1, 2023:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	June 29, 2024	July 1, 2023	Consolidated Balance Sheet Classification	June 29, 2024	July 1, 2023	Consolidated Balance Sheet Classification	June 29, 2024	July 1, 2023
	(millions)
Designated Derivative Hedging Instruments:
FC - Inventory purchases(1)	$764.6	$842.3	Other Current Assets	$58.2	$38.6	Accrued Liabilities	$2.2	$0.1
Net investment hedges(2)	1,450.0	1,200.0	Other Current Assets & Other Assets(4)	32.2	13.1	Accrued Liabilities & Other Liabilities(5)	139.4	90.5
Total designated hedge instruments	$2,214.6	$2,042.3		$90.4	$51.7		$141.6	$90.6
Undesignated hedging instruments:
FC - Intercompany liabilities and loans(3)	348.2	272.3	Other Current Assets	0.1	0.4	Accrued Liabilities	2.6	0.2
Total Hedges	$2,562.8	$2,314.6		$90.5	$52.1		$144.2	$90.8

(1)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in cash flow hedging relationships.
(2)Represents cross currency swap foreign exchange contracts ("CCS") and forward foreign exchange contracts ("FC") designated as derivative instruments in net investment hedging relationships.
(3)Represents forward foreign currency exchange contracts ("FC") not designated as hedges.
(4)As of June 29, 2024, the Company recorded $11.6 million within Other Current Assets and $20.6 million within Other Assets. As of July 1, 2023, the Company recorded $13.1 million within Other Assets.
(5)As of June 29, 2024, the Company recorded $2.2 million within Accrued Liabilities and $137.2 million within Other Liabilities. As of July 1, 2023, the Company recorded $90.5 million within Other Liabilities.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Consolidated Financial Statements for the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Cash flow hedges:
Inventory purchases(1)	$59.6	$34.7	$(5.6)
Interest rates(2)	(10.4)	—	—
Total cash flow hedges	$49.2	$34.7	$(5.6)
Other:
Net investment hedges(3)	74.3	(58.7)	3.8
Total other	74.3	(58.7)	3.8
Total hedges	$123.5	$(24.0)	$(1.8)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Fiscal Year Ended
		June 29, 2024	July 1, 2023	July 2, 2022
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$36.7	$(6.3)	$(3.4)
Interest rates(2)	Other income (expense)	(9.5)	—	—
Total cash flow hedges		$27.2	$(6.3)	$(3.4)
Other:
Net investment hedges(3)	Interest income (expense)	2.8	—	—
Total other		2.8	0.0	0.0
Total hedges		$30.0	$(6.3)	$(3.4)

(1)Represents forward foreign currency exchange contracts ("FC") designated as derivative instruments in cash flow hedging relationships.
(2)Represents forward interest rate contracts ("IC") designated as derivative instruments in cash flow hedging relationships.
(3)Represents cross currency swap contracts ("CCS") and forward foreign exchange contracts ("FC") designated as derivative instruments in net investment hedging relationships, for which the difference between changes in fair value and periodic amortization of excluded components is recorded within AOCI.
The Company expects that $49.8 million of net derivative gain related to inventory purchases and interest rates included in Accumulated other comprehensive income at June 29, 2024 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and benchmark interest rates.
The Company assesses the cross-currency swaps and forward exchange contracts used as net investment hedges under the spot method. This results in the cross-currency basis spread on the cross-currency swaps and the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in interest expense in the Company’s Consolidated Statements of Operations. Accordingly, the Company recorded net interest income of $28.7 million and $28.5 million during fiscal 2024 and fiscal 2023, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 29, 2024 and July 1, 2023:

	Level 1		Level 2
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(millions)
Assets:
Cash equivalents(1)	$437.4	$155.7	$29.7	$11.9
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	865.2	—
Government securities - U.S.(2)	178.2	—	—	—
Other	—	—	17.8	14.8
Long-term investments:
Other	—	—	1.3	1.3
Derivative Assets:
Inventory-related instruments(3)	—	—	58.2	38.6
Net investment hedges(3)	—	—	32.2	13.1
Intercompany loans and payables(3)	—	—	0.1	0.4
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$2.2	$0.1
Net investment hedges(3)	—	—	139.4	90.5
Intercompany loans and payables(3)	—	—	2.6	0.2

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
During the fiscal year ended June 29, 2024, the Company recorded $6.3 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the fiscal year ended July 1, 2023, the Company recorded $5.9 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values.
During the fiscal year ended June 29, 2024, the Company did not have any impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values. During the fiscal year ended July 1, 2023, the Company recorded $1.3 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
The fair value of store assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	June 29, 2024	July 1, 2023
	(millions)
Current Debt:
Term Loan due 2027	$—	$25.0
4.250% Senior Notes due 2025	303.4	—
Total Current Debt	$303.4	$25.0

Long-Term Debt:
Term Loan due 2027	$—	$443.8
USD Senior Notes:
4.250% Senior Notes due 2025	—	303.4
7.050% Senior Notes due 2025	500.0	—
7.000% Senior Notes due 2026	750.0	—
4.125% Senior Notes due 2027	396.6	396.6
7.350% Senior Notes due 2028	1,000.0	—
7.700% Senior Notes due 2030	1,000.0	—
3.050% Senior Notes due 2032	500.0	500.0
7.850% Senior Notes due 2033	1,250.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	535.6	—
5.375% EUR Senior Notes due 2027(1)	535.6	—
5.875% EUR Senior Notes due 2031(1)	535.6	—
Total long-term debt	7,003.4	1,643.8
Less: Unamortized discount and debt issuance costs on senior notes	(66.2)	(8.0)
Total long-term debt, net	$6,937.2	$1,635.8

(1)The carrying amounts of the Capri Acquisition EUR Senior Notes (as defined above) include the impact of changes in the exchange rate of the United States Dollar against the Euro.
During fiscal 2024, 2023 and 2022 the Company recognized interest expense related to the outstanding debt of $369.6 million, $72.8 million and $68.8 million, respectively. During fiscal 2024, interest expense was inclusive of $28.5 million related to Bridge Facility (as defined below) financing fees.
Capri Holdings Limited Acquisition
In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion Capri Acquisition USD Senior Notes and €1.50 billion Capri Acquisition EUR Senior Notes which, together with the $1.40 billion of delayed draw Capri Acquisition Term Loan Facilities executed on August 30, 2023, complete the expected financing for the Capri Acquisition. Refer to Note 5, "Acquisitions," for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Bridge Facility
In connection with our entry into the Merger Agreement, the Company entered into a commitment letter, dated as of August 10, 2023, with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and the other commitment parties party thereto, to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to $8.00 billion (the "Bridge Facility") to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. Upon entering into the Capri Acquisition Term Loan Credit Agreement (as defined below) and, as a result of the commitments thereunder with respect to the Capri Acquisition Term Loan Facilities (as defined below), the Bridge Facility commitments were reduced to $6.60 billion. In November 2023, the Bridge Facility was terminated upon the issuance of approximately $6.10 billion of the Capri Acquisition Senior Notes by the Company. Refer to the "Capri Acquisition USD Senior Notes" and "Capri Acquisition EUR Senior Notes" paragraphs below.
Capri Acquisition Term Loan Facilities
On August 30, 2023, the Company entered into a definitive credit agreement (such agreement, the "Capri Acquisition Term Loan Credit Agreement") whereby Bank of America, N.A, as administrative agent, and the other agents party thereto, and a syndicate of banks and financial institutions have committed to lend the Company, subject to the satisfaction or waiver of the conditions set forth in the Capri Acquisition Term Loan Credit Agreement, the Capri Acquisition Term Loan Facilities consisting of a $1.05 billion unsecured term loan facility maturing three years after the term loans thereunder are borrowed (the “Three-Year Term Loan Facility”) and a $350.0 million term loan facility maturing five years after the term loans thereunder are borrowed (the “Five-Year Term Loan Facility”). The Company plans to use borrowings under the Capri Acquisition Term Loan Facilities to pay a portion of the consideration for the Capri Acquisition and to pay related fees and expenses.
Borrowings under the Capri Acquisition Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the forward-looking Secured Overnight Financing Rate ("SOFR") term rate administered by CME Group Benchmark Administration Limited (or any successor administrator) plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on the ratio of (a) consolidated debt (with certain customary deductions for unrestricted cash and permitted investments) to (b) consolidated EBITDAR. The applicable margin will initially be (x) in the case of the Three-Year Term Loan Facility, 0.250% for base rate loans and 1.250% for SOFR loans and (y) in the case of the Five-Year Term Loan Facility, 0.375% for base rate loans and 1.375% for SOFR loans. Additionally, the Company will pay a ticking fee of 0.15% on the average daily amount of the unused commitments of the Capri Acquisition Term Loan Facilities. There were no outstanding borrowings on the Capri Acquisition Term Loan Facilities as of June 29, 2024.
$2.00 Billion Revolving Credit Facility
On August 30, 2023, pursuant to that certain Amendment No. 1 to Credit Agreement (the "Amendment"), the Company amended its Existing Credit Agreement (as defined below), originally dated as of May 11, 2022, among the Company, as borrower, certain of our subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and the financial institutions parties thereto as lenders (the "Existing Credit Agreement", and as amended by the Amendment, the "Amended Credit Agreement"). Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided increases to the aggregate commitments to the revolving facility under the Existing Credit Agreement from $1.25 billion to $2.00 billion (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on May 11, 2027.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). Additionally, up to $250 million of the Revolving Credit Facility will be available on a funds certain basis to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. There were no outstanding borrowings on the Revolving Credit Facility as of June 29, 2024.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Capri Acquisition USD Senior Notes
On November 27, 2023, the Company issued $4.50 billion aggregate principal amount of the Capri Acquisition USD Senior Notes, consisting of $500.0 million aggregate principal amount of 7.050% senior unsecured notes due November 27, 2025 at 99.890% of par (the “7.050% Senior Notes due 2025”), $750.0 million aggregate principal amount of 7.000% senior unsecured notes due November 27, 2026 at 99.803% of par (the “7.000% Senior Notes due 2026”), $1.00 billion aggregate principal amount of 7.350% senior unsecured notes due November 27, 2028 at 99.724% (the “7.350% Senior Notes due 2028”), $1.00 billion aggregate principal amount of 7.700% Senior Notes due November 27, 2030 at 99.712% of par (the “7.700% Senior Notes due 2030”) and $1.25 billion aggregate principal amount of our 7.850% Senior Notes due November 27, 2033 at 99.475% (the “7.850% Senior Notes due 2033”). The Company will pay interest semi-annually on the Capri Acquisition USD Senior Notes on May 27 and November 27 of each year, commencing on May 27, 2024.
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
Capri Acquisition EUR Senior Notes
On November 27, 2023, the Company issued €1.50 billion aggregate principal amount of Capri Acquisition Senior Notes, consisting of €500.0 million aggregate principal amount of 5.350% senior unsecured notes due November 27, 2025 at 99.878% of par (the “5.350% EUR Senior Notes due 2025”), €500.0 million aggregate principal amount of 5.375% senior unsecured notes due November 27, 2027 at 99.723% of par (the 5.375% EUR Senior Notes due 2027”) and €500.0 million aggregate principal amount of our 5.875% senior unsecured notes due November 27, 2031 at 99.248% of par (the “5.875% EUR Senior Notes due 2031"). The Company will pay interest annually on the Capri Acquisition EUR Senior Notes on November 27 of each year, commencing on November 27, 2024. As of June 29, 2024, the carrying amount for each of the Capri Acquisition EUR Senior Notes was $535.6 million.
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
Term Loan due 2027
On May 11, 2022, pursuant to the Existing Credit Agreement, the Company entered into an unsecured $500.0 million Term Loan (the “Term Loan due 2027”) with a maturity date on May 11, 2027. The Term Loan due 2027 amortizes in an amount equal to 5.000% per annum, with payments made quarterly. Borrowings under the Term Loan due 2027 bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the ratio (a) consolidated debt to (b) consolidated EBITDAR. The Company repaid its outstanding borrowings under the Term Loan due 2027 on May 31, 2024.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $34.4 million), which includes a loan of up to RMB 85.0 million (approximately $11.7 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2.1 million) and Accounts payable financing of up to RMB 150.0 million (approximately $20.6 million). As of June 29, 2024, there were no borrowings, bank guarantees or Accounts Payable financing outstanding under the China Credit Facility.
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
Under the Amended Credit Agreement, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00. After giving effect to the Capri Acquisition, the Company is will be required under the Amended Credit Agreement and the Capri Acquisition Term Loan Credit Agreement to comply on a quarterly basis with a maximum net leverage ratio of (i) from and including the closing date of the Capri Acquisition to but excluding June 28, 2025, 4.75 to 1.00, (ii) from and including June 28, 2025 to but excluding June 27, 2026, 4.50 to 1.00, and (iii) from and including June 27, 2026 and thereafter, 4.00 to 1.00. As of June 29, 2024, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at June 29, 2024 and July 1, 2023 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	June 29, 2024	July 1, 2023
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	$300.2	$295.1
7.050% Senior Notes due 2025	508.1	—
7.000% Senior Notes due 2026	770.7	—
4.125% Senior Notes due 2027	378.2	371.7
7.350% Senior Notes due 2028	1,036.5	—
7.700% Senior Notes due 2030	1,042.9	—
3.050% Senior Notes due 2032	402.9	399.5
7.850% Senior Notes due 2033	1,311.3	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	543.8	—
5.375% EUR Senior Notes due 2027(1)	550.8	—
5.875% EUR Senior Notes due 2031(1)	556.4	—

(1)The fair values of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Debt Maturities
As of June 29, 2024 the debt maturities for the next five fiscal years and thereafter are as follows:

Principal(1)
(millions)
Fiscal Year
2025	$303.4
2026	1,035.6
2027	750.0
2028	932.2
2029	1,000.0
2030 and thereafter	3,285.6
Total	$7,306.8

(1)The principal amounts of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro as of June 29, 2024.
13. COMMITMENTS AND CONTINGENCIES
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into a Merger Agreement. Refer to Note 5, "Acquisitions" for further information.
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $28.4 million and $37.1 million outstanding at June 29, 2024 and July 1, 2023, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $14.9 million related to the remaining obligation on the Transition Tax. Refer to Note 15, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of June 29, 2024, including $485.4 million related to inventory purchase obligations, $14.8 million related to capital expenditure and cloud computing implementation commitments, $253.5 million of other purchase obligations, $7.31 billion of debt repayments, $1.3 million of finance lease obligations and $2.56 billion of interest payments on the outstanding debt. Refer to Note 9, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
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
The estimated fair value of the Company’s reporting units are based on a weighted average of the income and market approaches. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline companies. The approach, which qualifies as Level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments, including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates and valuation multiples derived from comparable publicly traded companies. The Company determined there was no impairment in fiscal 2024 and fiscal 2023 based on the annual assessment and no events occurring that would more likely than not reduce the fair value below its carrying amount.
Goodwill
The change in the carrying amount of the Company’s Goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman (1)	Total
	(millions)
Balance at July 2, 2022	$609.1	$632.4	$—	$1,241.5
Foreign exchange impact	(11.6)	(2.4)	—	(14.0)
Balance at July 1, 2023	597.5	630.0	—	1,227.5
Foreign exchange impact	(19.5)	(3.9)	—	(23.4)
Balance at June 29, 2024	$578.0	$626.1	$—	$1,204.1

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of June 29, 2024, July 1, 2023 and July 2, 2022.
Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended
	June 29, 2024			July 1, 2023
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(56.5)	$43.8	$100.3	$(50.0)	$50.3
Total intangible assets subject to amortization	100.3	(56.5)	43.8	100.3	(50.0)	50.3
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(56.5)	$1,353.6	$1,410.1	$(50.0)	$1,360.1
Amortization expense for the Company’s definite-lived intangible assets was $6.5 million and $6.5 million for fiscal 2024 and fiscal 2023, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

As of June 29, 2024, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal Year
Fiscal 2025	$6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Fiscal 2028	6.5
Fiscal 2029	6.5
Fiscal 2030 and thereafter	11.3
Total	$43.8
The expected future amortization expense above reflects remaining useful lives ranging from approximately 5.8 to 8.0 for customer relationships.
15. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		July 2, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States(1)	$139.0	13.7%	$421.5	36.9%	$392.0	37.4%
Foreign	872.9	86.3	721.6	63.1	655.0	62.6
Total income before provision for income taxes	$1,011.9	100.0%	$1,143.1	100.0%	$1,047.0	100.0%

Tax expense at U.S. statutory rate	$212.5	21.0%	$240.0	21.0%	$219.9	21.0%
State taxes, net of federal benefit	18.1	1.8	23.2	2.0	15.8	1.5
Effects of foreign operations(2)	20.5	2.0	4.3	0.4	(3.5)	(0.3)
Effects of tax credits, acquisition costs and reorganization costs	(64.6)	(6.4)	(61.3)	(5.4)	(49.8)	(4.8)
Other, net	9.4	1.0	0.9	0.1	8.3	0.8
Taxes at effective worldwide rates	$195.9	19.4%	$207.1	18.1%	$190.7	18.2%

(1)The United States jurisdiction includes foreign pre-tax earnings allocated to the Company from its interest in a foreign partnership.
(2)This includes the tax related to the Global Intangible Low-Taxed Income ("GILTI"). The Company has elected to account for the tax associated with GILTI as a period cost, and accordingly, the Company has not recorded deferred taxes associated with GILTI.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		July 2, 2022
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$71.0	$14.2	$111.6	$24.7	$104.0	$13.9
Foreign	103.5	(14.6)	48.0	3.6	46.6	11.2
State	18.9	2.9	6.3	12.9	10.7	4.3
Total current and deferred tax provision (benefit)	$193.4	$2.5	$165.9	$41.2	$161.3	$29.4
The components of deferred tax assets and liabilities were:

	June 29, 2024	July 1, 2023
	(millions)
Share-based compensation	$20.6	$21.8
Reserves not deductible until paid	46.7	45.9
Employee benefits	30.1	23.1
Net operating loss	45.5	47.7
Other	44.8	67.2
Inventory	17.6	23.4
Lease liability	316.2	348.6
Gross deferred tax assets	521.5	577.7
Valuation allowance	32.1	34.3
Deferred tax assets after valuation allowance	$489.4	$543.4

Goodwill	48.6	64.4
Other intangibles	308.6	306.0
Property and equipment	15.1	24.8
Foreign investments	43.3	44.8
Right-of-use	279.3	302.1
Prepaid expenses	1.7	0.9
Gross deferred tax liabilities	696.6	743.0
Net deferred tax (liabilities) assets	$(207.2)	$(199.6)

Consolidated Balance Sheets Classification
Deferred income taxes – non-current asset	44.1	40.4
Deferred income taxes – non-current liability	(251.3)	(240.0)
Net deferred tax (liabilities) assets	$(207.2)	$(199.6)
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Balance at beginning of fiscal year	$91.8	$96.1	$111.4
Gross increase due to tax positions related to prior periods	20.5	4.3	1.6
Gross decrease due to tax positions related to prior periods	(0.9)	(7.7)	(11.7)
Gross increase due to tax positions related to current period	6.5	5.2	7.4
Decrease due to lapse of statutes of limitations	(2.1)	(6.1)	(10.9)
Decrease due to settlements with taxing authorities	—	—	(1.7)
Balance at end of fiscal year	$115.8	$91.8	$96.1
Of the $115.8 million ending gross unrecognized tax benefit balance as of June 29, 2024, $112.1 million relates to items which, if recognized, would impact the effective tax rate. Of the $91.8 million ending gross unrecognized tax benefit balance as of July 1, 2023, $87.1 million relates to items which, if recognized, would impact the effective tax rate. As of June 29, 2024 and July 1, 2023, gross interest and penalties payable was $19.7 million and $10.3 million, respectively, which are included in Other liabilities. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company recognized gross interest and penalty expense of $9.5 million, gross interest and penalty expense of $2.3 million and gross interest and penalty income of $1.5 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2018 to present are open to examination in the U.S. federal jurisdiction, fiscal 2018 to present in select state jurisdictions and fiscal 2017 to present in select foreign jurisdictions. The Company is currently under U.S. federal audit for fiscal 2018 to 2020. The IRS is examining carryback claims to fiscal 2014 through fiscal 2020 as part of Joint Committee procedures for tax refund claims. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of June 29, 2024, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $534.5 million and tax loss carryforwards of various foreign jurisdictions of $78.7 million. As of July 1, 2023, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $547.2 million and tax loss carryforwards of various foreign jurisdictions of $80.6 million. The state net operating loss carryforwards generally start to expire in fiscal 2025. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $32.1 million as of June 29, 2024 and $34.3 million as of July 1, 2023.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of June 29, 2024 and July 1, 2023 was $750.0 million and $835.1 million, respectively. The Company intends to distribute $525.8 million of earnings that were previously subject to U.S. Federal Tax and has recorded a deferred tax liability of $1.3 million during fiscal 2024 for U.S. state taxes and foreign withholding taxes related to the future distribution. Based on the Company's current analysis, there is further unrecognized deferred tax liability of approximately $3 million to $5 million on the remaining unremitted earnings.
Transition Tax
The Company is required to pay a one-time Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company has elected to pay the Transition Tax in installments. The remaining Transition Tax payable is $14.9 million and is payable in fiscal 2025.

16. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $12.7 million, $13.4 million and $11.8 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
17. SEGMENT INFORMATION
The Company has three reportable segments:
•Coach - Includes global sales primarily of Coach brand products to customers through our DTC, wholesale and licensing businesses.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through our DTC, wholesale and licensing businesses.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through our DTC and wholesale businesses.
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands; therefore, they are not allocated to its segments. Such costs primarily include certain overhead expenses related to corporate functions as well as certain administration, corporate occupancy, information technology, and depreciation costs.
The following table summarizes net sales of each of the company's segments for fiscal 2024, fiscal 2023, and fiscal 2022:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Segment net sales:
Coach	$5,095.3	$4,960.4	$4,921.3
Kate Spade	1,334.4	1,418.9	1,445.5
Stuart Weitzman	241.5	281.6	317.7
Total Net sales:	$6,671.2	$6,660.9	$6,684.5
The following table summarizes segment operating profit of each of the company's segments and reconciliation to Income (loss) before provision for income taxes for fiscal 2024, fiscal 2023, and fiscal 2022:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Segment operating profit (loss):
Coach	$1,651.1	$1,529.9	$1,473.9
Kate Spade	132.6	115.0	157.4
Stuart Weitzman	(21.2)	(6.7)	1.8
Total segment operating profit (loss):	$1,762.5	$1,638.2	$1,633.1
Unallocated corporate expenses(1)	622.4	465.8	457.3
Loss on extinguishment of debt	—	—	53.7
Unallocated other charges, net(2)	128.2	29.3	75.1
Income (loss) before provision for income taxes	$1,011.9	$1,143.1	$1,047.0

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense of each of the company's segments for fiscal 2024, fiscal 2023, and fiscal 2022:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Depreciation and amortization expense(3):
Coach	$88.0	$94.7	$110.1
Kate Spade	41.6	44.2	48.5
Stuart Weitzman	10.6	10.5	10.3
Unallocated corporate(1)	33.8	32.8	26.4
Total Depreciation and amortization expense:	$174.0	$182.2	$195.3

(1)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a segment.
(2)    Includes Interest expense, net and Other expense (income).
(3)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
The following table summarizes total assets of each of the company's segments for fiscal 2024, fiscal 2023, and fiscal 2022:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions)
Segment total assets:
Coach	$2,238.4	$2,272.3	$2,392.2
Kate Spade	2,469.2	2,597.3	2,641.3
Stuart Weitzman	232.6	235.8	269.3
Corporate	8,456.1	2,011.4	1,962.5
Total Assets:	$13,396.3	$7,116.8	$7,265.3

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table disaggregates Net sales for each of our product categories by segment in fiscal 2024, fiscal 2023, and fiscal 2022.

	Fiscal Year Ended
	June 29, 2024		July 1, 2023		July 2, 2022
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach
Women's Handbags	$2,495.7	37.5%	$2,450.7	36.8%	$2,574.8	38.5%
Women's Accessories	1,079.6	16.2	1,024.8	15.4	942.5	14.1
Men's	983.9	14.7	947.1	14.2	904.8	13.5
Other Products	536.1	8.0	537.8	8.1	499.2	7.5
Total Coach	$5,095.3	76.4%	$4,960.4	74.5%	$4,921.3	73.6%
Kate Spade
Women's Handbags	$721.0	10.9%	$779.6	11.7%	$819.5	12.2%
Women's Accessories	316.8	4.7	306.9	4.6	307.0	4.6
Other Products	296.6	4.4	332.4	5.0	319.0	4.8
Total Kate Spade	$1,334.4	20.0%	$1,418.9	21.3%	$1,445.5	21.6%
Stuart Weitzman(1)	$241.5	3.6%	$281.6	4.2%	$317.7	4.8%
Total Net sales	$6,671.2	100.0%	$6,660.9	100.0%	$6,684.5	100.0%

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

	United States	Greater China(2)	Japan	Other(3)	Total
	(millions)
Fiscal 2024
Net sales(1)	$3,949.7	$1,012.6	$554.4	$1,154.5	$6,671.2
Long-lived assets	1,533.7	151.8	94.0	210.0	1,989.5
Fiscal 2023
Net sales(1)	$4,040.2	$1,015.8	$569.0	$1,035.9	$6,660.9
Long-lived assets	1,662.5	160.3	87.7	213.5	2,124.0
Fiscal 2022
Net sales(1)	$4,174.3	$1,026.6	$578.8	$904.8	$6,684.5
Long-lived assets	1,578.9	131.0	94.0	231.6	2,035.5

(1)Includes net sales from our global travel retail business in locations within the specified geographic area.
(2)Greater China includes sales in mainland China, Hong Kong SAR and Macao SAR, and Taiwan.
(3)Other includes sales in Europe, Canada, Malaysia, Australia and New Zealand, South Korea, Singapore and other countries in Asia as well as royalties earned from the Company's licensing partners.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(millions, except per share data)
Net income (loss)	$816.0	$936.0	$856.3

Weighted-average basic shares	229.2	236.4	264.3
Dilutive securities:
Effect of dilutive securities	4.0	4.9	5.8
Weighted-average diluted shares	233.2	241.3	270.1

Net income (loss) per share:
Basic	$3.56	$3.96	$3.24
Diluted	$3.50	$3.88	$3.17
At June 29, 2024, options to purchase 1.3 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $41.82 to $51.38, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 29, 2024, July 1, 2023 and July 2, 2022, there were approximately 0.8 million, 2.7 million and 6.9 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
19. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory located in Spain, which is involved in the production of Stuart Weitzman inventory. Payments to this factory represented $12.3 million and $15.2 million in fiscal 2024 and fiscal 2023, respectively. Amounts payable to this factory were not material at June 29, 2024 or July 1, 2023.

20. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	June 29, 2024	July 1, 2023
	(millions)
Property and equipment
Land and building	$8.1	$8.0
Machinery and equipment	69.1	67.2
Software and computer equipment	642.8	627.6
Furniture and fixtures	295.4	306.5
Leasehold improvements	720.4	778.5
Construction in progress	42.2	14.3
Less: accumulated depreciation	(1,263.3)	(1,237.6)
Total property and equipment, net	$514.7	$564.5
Accrued liabilities
Payroll and employee benefits	$171.3	$131.9
Accrued rent	17.5	18.4
Accrued interest	104.7	38.9
Accrued income taxes	49.7	41.8
Accrued freight	51.5	52.1
Operating expenses	261.6	264.0
Total accrued liabilities	$656.3	$547.1
Other liabilities
Deferred lease obligation	$32.2	$40.2
Gross unrecognized tax benefit	115.8	91.8
Other	227.1	167.5
Total other liabilities	$375.1	$299.5

TAPESTRY, INC.
Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 29, 2024, July 1, 2023 and July 2, 2022

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2024
Allowance for credit losses	$5.8	$4.3	$(3.2)	$6.9
Allowance for returns	15.3	10.4	(14.5)	11.2
Allowance for markdowns	11.3	14.9	(16.6)	9.6
Valuation allowance	34.3	—	(2.2)	32.1
Total	$66.7	$29.6	$(36.5)	$59.8
Fiscal 2023
Allowance for credit losses	$3.7	$5.7	$(3.6)	$5.8
Allowance for returns	11.2	14.2	(10.1)	15.3
Allowance for markdowns	11.6	17.6	(17.9)	11.3
Valuation allowance	51.6	—	(17.3)	34.3
Total	$78.1	$37.5	$(48.9)	$66.7
Fiscal 2022
Allowance for credit losses	$4.2	$19.9	$(20.4)	$3.7
Allowance for returns	18.7	8.8	(16.3)	11.2
Allowance for markdowns	11.4	13.6	(13.4)	11.6
Valuation allowance	65.9	—	(14.3)	51.6
Total	$100.2	$42.3	$(64.4)	$78.1