Form 10-Q
period 2024-09-28
TAPESTRY, INC.
filed 2024-11-07
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2024
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
(212) 946-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	TPR	New York Stock Exchange
5.350% Senior Notes due 2025	TPR25A	New York Stock Exchange
5.375% Senior Notes due 2027	TPR27A	New York Stock Exchange
5.875% Senior Notes due 2031	TPR31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 25, 2024, the Registrant had 233,035,750 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "if," "continue," "project," "assumption," "should," "expect," "confidence," "goals," "trends," "anticipate," "intend," "estimate," "on track," "future," "well positioned to," "plan," "potential," "position," "deliver," "believe," "seek," "see," "will," "would," "uncertain," "achieve," "strategic," "growth," "target," "forecast," "outlook," "commit," "innovation," "drive," "proposed acquisition," "we can stretch what’s possible," similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (iv) our ability to successfully implement the initiatives under our 2025 growth strategy; (v) the effect of existing and new competition in the marketplace; (vi) satisfaction of the conditions precedent to consummation of the proposed acquisition of Capri Holdings Limited ("Capri"), including the ability to secure regulatory approval in the United States on the terms expected, at all or in a timely manner; (vii) our ability to achieve intended benefits, cost savings and synergies from acquisitions, including our proposed acquisition of Capri; (xiii) the outcome of the antitrust lawsuit by the Federal Trade Commission against us and Capri related to the consummation of the proposed acquisition; (ix) our ability to control costs; (x) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xi) the risk of cyber security threats and privacy or data security breaches; (xii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiii) the risks associated with climate change and other corporate responsibility issues; (xiv) the impact of tax and other legislation; (xv) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xvi) our ability to protect against infringement of our trademarks and other proprietary rights; and (xvii) the impact of pending and potential future legal proceedings and (xviii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2024	June 29, 2024
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,462.9	$6,142.0
Short-term investments	842.3	1,061.8
Trade accounts receivable, less allowances for credit losses of $7.1 and $6.9, respectively	279.0	228.2
Inventories	1,030.8	824.8
Income tax receivable	262.8	236.2
Prepaid expenses	175.0	170.9
Other current assets	92.7	139.8
Total current assets	9,145.5	8,803.7
Property and equipment, net of accumulated depreciation of $1,262.3 and $1,263.3, respectively	513.0	514.7
Operating lease right-of-use assets	1,293.6	1,314.4
Goodwill	1,232.0	1,204.1
Intangible assets	1,352.0	1,353.6
Deferred income taxes	47.0	44.1
Other assets	145.8	161.7
Total assets	$13,728.9	$13,396.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$544.0	$452.2
Accrued liabilities	708.6	656.3
Current portion of operating lease liabilities	297.8	299.7
Current debt	303.4	303.4
Total current liabilities	1,853.8	1,711.6
Long-term debt	7,008.3	6,937.2
Long-term operating lease liabilities	1,196.0	1,224.2
Deferred income taxes	247.0	251.3
Other liabilities	441.9	375.1
Total liabilities	10,747.0	10,499.4

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 233.0 million and 230.2 million shares, respectively	2.3	2.3
Additional paid-in-capital	3,789.0	3,762.7
Retained earnings (accumulated deficit)	(617.0)	(722.2)
Accumulated other comprehensive income (loss)	(192.4)	(145.9)
Total stockholders' equity	2,981.9	2,896.9
Total liabilities and stockholders' equity	$13,728.9	$13,396.3
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 28, 2024	September 30, 2023
	(millions, except per share data)
	(unaudited)
Net sales	$1,507.5	$1,513.2
Cost of sales	372.6	415.5
Gross profit	1,134.9	1,097.7
Selling, general and administrative expenses	882.9	844.5
Operating income (loss)	252.0	253.2
Interest expense, net	30.7	13.3
Other expense (income)	(4.4)	1.4
Income (loss) before provision for income taxes	225.7	238.5
Provision (benefit) for income taxes	39.1	43.5
Net income (loss)	$186.6	$195.0
Net income (loss) per share:
Basic	$0.81	$0.85
Diluted	$0.79	$0.84
Shares used in computing net income (loss) per share:
Basic	231.5	228.3
Diluted	235.9	232.5
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 28, 2024	September 30, 2023
	(millions)
	(unaudited)
Net income (loss)	$186.6	$195.0
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(47.7)	31.3
Unrealized gains (losses) on available-for-sale investments, net	2.4	—
Foreign currency translation adjustments	(1.2)	3.3
Other comprehensive income (loss), net of tax	(46.5)	34.6
Comprehensive income (loss)	$140.1	$229.6
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 28, 2024	September 30, 2023
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$186.6	$195.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40.9	44.3
Provision for bad debt	0.3	0.4
Share-based compensation	19.1	19.7
Amortization of cloud computing arrangements	14.0	13.4
Deferred income taxes	12.2	36.6
Changes to lease related balances, net	(10.3)	(11.5)
Other non-cash charges, net	(20.8)	4.5
Changes in operating assets and liabilities:
Trade accounts receivable	(53.7)	(55.6)
Inventories	(181.4)	(29.8)
Accounts payable	92.9	(28.4)
Accrued liabilities	32.0	(62.0)
Other liabilities	(0.8)	(8.2)
Other assets	(11.5)	(43.1)
Net cash provided by (used in) operating activities	119.5	75.3
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(1,479.2)	(1.9)
Proceeds from maturities and sales of investments	1,694.9	—
Purchases of property and equipment	(25.6)	(20.9)
Net cash provided by (used in) investing activities	190.1	(22.8)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(81.4)	(80.2)
Payment of debt issuance costs	—	(31.4)
Proceeds from share-based awards	41.7	0.4
Repayment of debt	—	(6.3)
Taxes paid to net settle share-based awards	(34.5)	(31.6)
Payments of finance lease liabilities	(0.3)	(0.3)
Net cash provided by (used in) financing activities	(74.5)	(149.4)
Effect of exchange rate changes on cash and cash equivalents	85.8	(7.1)
Net (decrease) increase in cash and cash equivalents	320.9	(104.0)
Cash and cash equivalents at beginning of period	6,142.0	726.1
Cash and cash equivalents at end of period	$6,462.9	$622.1
Supplemental information:
Cash paid for income taxes, net	$64.8	$41.9
Cash paid for interest	$24.0	$27.3
Noncash investing activity - property and equipment obligations	$18.2	$10.2
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
The Coach, Kate Spade and Stuart Weitzman segments include global sales of products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses.
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2024 ("fiscal 2024") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended September 28, 2024 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2025 ("fiscal 2025").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2025 will be a 52-week period. Fiscal 2024, ended on June 29, 2024, was also a 52-week period. The first quarter of fiscal 2025 ended on September 28, 2024 and the first quarter of fiscal 2024 ended on September 30, 2023, both of which were 13-week periods.
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
Share Repurchases
The Company accounts for stock repurchases by allocating the repurchase price to common stock and retained earnings. Under Maryland law, the Company's state of incorporation, there are no treasury shares. All repurchased shares are authorized but unissued shares; these shares may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. Purchases of the Company's common stock are executed through open market purchases, including through purchase agreements under Rule 10b5-1. Excise tax on net share repurchases are recorded in Retained earnings as part of Stockholders' Equity.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of September 28, 2024 and June 29, 2024, $396.4 million and $294.9 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Condensed Consolidated Balance Sheets.
Reclassification
A reclassification has been made to the prior period's financial information to conform to the current period's presentation. Amortization expense, related to the Company’s cloud computing arrangements of $13.4 million during the three months ended September 30, 2023 has been reclassified out of Other assets and into Amortization of cloud computing arrangements within the Company’s Condensed Consolidated Statements of Cash Flows.
3. RECENT ACCOUNTING PRONOUNCEMENTS
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
4. REVENUE
The Company recognizes revenue primarily from sales of the products of its brands through our DTC business which includes our retail stores and e-commerce sites, along with our wholesale business. The Company also generates revenue from royalties related to licensing its trademarks, as well as sales in ancillary business channels. In all cases, revenue is recognized upon the transfer of control of the promised products or services to the customer, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
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
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended September 28, 2024.

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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended September 28, 2024
Coach	$689.0	$213.9	$174.4	$93.3	$1,170.6
Kate Spade	219.6	10.5	29.5	23.6	283.2
Stuart Weitzman	39.6	9.7	—	4.4	53.7
Total	$948.2	$234.1	$203.9	$121.3	$1,507.5

Three Months Ended September 30, 2023
Coach	$686.5	$220.3	$175.2	$75.4	$1,157.4
Kate Spade	240.2	10.8	30.6	21.6	303.2
Stuart Weitzman	34.7	13.5	0.4	4.0	52.6
Total	$961.4	$244.6	$206.2	$101.0	$1,513.2

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, South Korea, Singapore, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of September 28, 2024 and June 29, 2024 was $40.0 million and $45.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended September 28, 2024, net sales of $12.7 million were recognized from amounts recorded as deferred revenue as of June 29, 2024. For the three months ended September 30, 2023, net sales of $14.6 million were recognized from amounts recorded as deferred revenue as of July 1, 2023.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. ACQUISITIONS
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry ("Merger Sub"), and Capri Holdings Limited ("Capri"). Under the terms of the Merger Agreement, Tapestry has agreed to acquire any and all of Capri’s ordinary shares (other than (a) Capri’s ordinary Shares that are issued and outstanding immediately prior to the consummation of the acquisition that are owned or held in treasury by the Company or by Capri or any of its direct or indirect subsidiaries and (b) Capri’s ordinary shares that are issued and outstanding immediately prior to the consummation of the acquisition that are held by holders who have properly exercised dissenters’ rights in accordance with, and who have complied with, Section 179 of the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands) in cash at a purchase price of $57.00 per share, without interest, subject to any required tax withholding as provided in the Merger Agreement. The enterprise value is expected to be approximately $8.50 billion (the "Capri Acquisition"). On October 25, 2023, at a special meeting of Capri's shareholders, Capri's shareholders approved the Merger Agreement and the transactions contemplated thereby. The Company has received regulatory approval from all applicable jurisdictions except for the United States. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The trial commenced on September 9, 2024, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which is scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger. Refer to Note 16, "Subsequent Events," for further information.
In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, complete the expected financing for the Capri Acquisition. Until the close of the transaction, the Company will maintain the proceeds from the issuance of the Capri Acquisition Senior Notes in Cash and cash equivalents and Short-term investments. If (i) the Capri Acquisition has not been completed by February 10, 2025 (or such later date mutually agreed between the Company and Capri) (such date, the “Special Mandatory Redemption End Date”), (ii) prior to the Special Mandatory Redemption End Date, the Merger Agreement is terminated in accordance with its terms or (iii) the Company otherwise notifies the trustee that it will not pursue the consummation of the Capri Acquisition, all of the Capri Acquisition Senior Notes will be redeemed at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date. Refer to Note 13, "Investments," and Note 12, "Fair Value Measurements," for further detail on our cash equivalents and Short-term investments, and Note 11, "Debt," for further information on our existing debt instruments related to the Capri Acquisition.
In conjunction with the Capri Acquisition, the Company incurred $70.8 million and $26.3 million respectively, in pre-tax expenses primarily related to financing-related expenses and professional fees during the three months ended September 28, 2024 and September 30, 2023.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at June 29, 2024	$578.0	$626.1	$—	$1,204.1
Foreign exchange impact	23.2	4.7	—	27.9
Balance at September 28, 2024	$601.2	$630.8	$—	$1,232.0

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of September 28, 2024 and June 29, 2024.
Intangible Assets
Intangible assets consist of the following:

	September 28, 2024			June 29, 2024
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(58.1)	$42.2	$100.3	$(56.5)	$43.8
Total intangible assets subject to amortization	100.3	(58.1)	42.2	100.3	(56.5)	43.8
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(58.1)	$1,352.0	$1,410.1	$(56.5)	$1,353.6
Amortization expense for the Company’s definite-lived intangible assets was $1.6 million and $1.6 million for the three months ended September 28, 2024 and September 30, 2023, respectively.
As of September 28, 2024, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2025	$4.9
Fiscal 2026	6.5
Fiscal 2027	6.5
Fiscal 2028	6.5
Fiscal 2029	6.5
Fiscal 2030 and thereafter	11.3
Total	$42.2
The expected amortization expense above reflects remaining useful lives ranging from approximately 5.5 to 7.8 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
7. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8
Net income (loss)	—	—	—	195.0	—	195.0
Other comprehensive income (loss)	—	—	—	—	34.6	34.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	(31.2)	—	—	(31.2)
Share-based compensation	—	—	19.7	—	—	19.7
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at September 30, 2023	229.2	$2.3	$3,670.7	$(1,102.0)	$(155.3)	$2,415.7

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2024	230.2	$2.3	$3,762.7	$(722.2)	$(145.9)	$2,896.9
Net income (loss)	—	—	—	186.6	—	186.6
Other comprehensive income (loss)	—	—	—	—	(46.5)	(46.5)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.8	—	7.2	—	—	7.2
Share-based compensation	—	—	19.1	—	—	19.1
Dividends declared ($0.35 per share)	—	—	—	(81.4)	—	(81.4)
Balance at September 28, 2024	233.0	$2.3	$3,789.0	$(617.0)	$(192.4)	$2,981.9

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	31.5	—	3.3	34.8
Less: amounts reclassified from accumulated other comprehensive income to earnings	0.2	—	—	0.2
Net current-period other comprehensive income (loss)	31.3	—	3.3	34.6
Balances at September 30, 2023	$66.2	$—	$(221.5)	$(155.3)

Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$(145.9)
Other comprehensive income (loss) before reclassifications	(35.4)	2.9	2.7	(29.8)
Less: amounts reclassified from accumulated other comprehensive income to earnings	12.3	0.5	3.9	16.7
Net current-period other comprehensive income (loss)	(47.7)	2.4	(1.2)	(46.5)
Balances at September 28, 2024	$9.4	$2.2	$(204.0)	$(192.4)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(0.8) million and $(7.5) million as of September 28, 2024 and September 30, 2023, respectively. The amounts reclassified from AOCI are net of tax of $(0.6) million and $0.6 million as of September 28, 2024 and September 30, 2023, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $56.3 million, net of tax of $11.6 million and a loss of $25.9 million, net of tax of $(5.8) million, as of September 28, 2024 and September 30, 2023, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The fair values of the Company’s derivative instruments are recorded on its Condensed Consolidated Balance Sheet on a gross basis. For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Euro. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Condensed Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from October 2024 to June 2026. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations. The maturity date of most instruments held as of September 28, 2024 range from November 2024 to December 2024, and such contracts are typically renewed upon maturity if the related balance has not been settled.
The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries, including our net investment in Euro-denominated subsidiaries, Japanese Yen-denominated subsidiaries and Chinese Renminbi subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from November 2027 to March 2032.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of September 28, 2024 and June 29, 2024:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	September 28, 2024	June 29, 2024	Consolidated Balance Sheet Classification	September 28, 2024	June 29, 2024	Consolidated Balance Sheet Classification	September 28, 2024	June 29, 2024
	(millions)
Designated Derivative Hedging Instruments:
FC - Inventory purchases(1)	$732.1	$764.6	Other Current Assets	$14.2	$58.2	Accrued Liabilities	$8.7	$2.2
Net investment hedges(2)	1,590.0	1,450.0	Other Current Assets & Other Assets(4)	16.4	32.2	Accrued Liabilities & Other Liabilities(5)	202.5	139.4
Total designated hedge instruments	$2,322.1	$2,214.6		$30.6	$90.4		$211.2	$141.6
Undesignated Hedging Instruments:
FC - Intercompany liabilities and loans(3)	309.7	348.2	Other Current Assets	0.2	0.1	Accrued Liabilities	0.5	2.6
Total Hedges	$2,631.8	$2,562.8		$30.8	$90.5		$211.7	$144.2

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
(4)As of September 28, 2024, the Company recorded $10.3 million within Other Current Assets and $6.1 million within Other Assets. As of June 29, 2024, the Company recorded $11.6 million within Other Current Assets and $20.6 million within Other Assets.
(5)As of September 28, 2024, the Company recorded $4.9 million within Accrued Liabilities and $197.6 million within Other Liabilities. As of June 29, 2024, the Company recorded $2.2 million within Accrued Liabilities and $137.2 million within Other Liabilities.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of September 28, 2024 and September 30, 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
	September 28, 2024	September 30, 2023
	(millions)
Cash flow hedges:
Inventory purchases(1)	$(36.7)	$19.9
Interest rates (2)	—	15.6
Total cash flow hedges	$(36.7)	$35.5
Other:
Net investment hedges(3)	(79.9)	34.8
Total other	$(79.9)	$34.8
Total hedges	$(116.6)	$70.3

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Three Months Ended
		September 28, 2024	September 30, 2023
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of sales	$13.4	$3.7
Interest rates(2)	Other income (expense)	(0.5)	(4.1)
Total cash flow hedges		$12.9	$(0.4)
Other:
Net investment hedges(3)	Interest income (expense)	$4.6	$—
Total other
Total hedges		$17.5	$(0.4)

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
The Company expects that $12.6 million of net derivative gain related to inventory purchases and interest rates included in Accumulated other comprehensive income at September 28, 2024 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps and forward exchange contracts used as net investment hedges under the spot method. This results in the cross-currency basis spread on the cross-currency swaps and the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. Accordingly, the Company recorded net interest income of $6.1 million and $7.2 million during three months ended September 28, 2024 and September 30, 2023, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 28, 2024	September 30, 2023
	(millions, except per share data)
Net income (loss)	$186.6	$195.0

Weighted-average basic shares	231.5	228.3
Dilutive securities:
Effect of dilutive securities	4.4	4.2
Weighted-average diluted shares	235.9	232.5

Net income (loss) per share:
Basic	$0.81	$0.85
Diluted	$0.79	$0.84
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 28, 2024 and September 30, 2023, there were 2.1 million and 3.7 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	September 28, 2024	September 30, 2023
	(millions)
Share-based compensation expense	$19.1	$19.7
Income tax benefit related to share-based compensation expense	3.6	3.7
Stock Options
A summary of stock option activity during the three months ended September 28, 2024 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 29, 2024	8.2
Granted	1.0
Exercised	(0.6)
Forfeited or expired	(0.1)
Outstanding at September 28, 2024	8.5
The weighted-average grant-date fair value of options granted during the three months ended September 28, 2024 and September 30, 2023 was $12.06 and $10.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 28, 2024	September 30, 2023
Expected term (years)	4.9	4.9
Expected volatility	40.9%	44.7%
Risk-free interest rate	3.8%	4.5%
Dividend yield	3.5%	4.1%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 28, 2024 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 29, 2024	5.2
Granted	1.8
Vested	(2.1)
Forfeited	(0.1)
Non-vested at September 28, 2024	4.8
The weighted-average grant-date fair value of share awards granted during the three months ended September 28, 2024 and September 30, 2023 was $40.65 and $33.70, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 28, 2024 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 29, 2024	1.2
Granted	0.3
Change due to performance condition achievement	—
Vested	(0.3)
Forfeited	(0.1)
Non-vested at September 28, 2024	1.1
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 28, 2024 and September 30, 2023 was $40.66 and $33.64, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 28, 2024	June 29, 2024
	(millions)
Current Debt:
4.250% Senior Notes due 2025	$303.4	$303.4
Total Current Debt	$303.4	$303.4

Long-Term Debt:
USD Senior Notes:
7.050% Senior Notes due 2025	$500.0	$500.0
7.000% Senior Notes due 2026	750.0	750.0
4.125% Senior Notes due 2027	396.6	396.6
7.350% Senior Notes due 2028	1,000.0	1,000.0
7.700% Senior Notes due 2030	1,000.0	1,000.0
3.050% Senior Notes due 2032	500.0	500.0
7.850% Senior Notes due 2033	1,250.0	1,250.0
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	558.3	535.6
5.375% EUR Senior Notes due 2027(1)	558.3	535.6
5.875% EUR Senior Notes due 2031(1)	558.3	535.6
Total long-term debt	7,071.5	7,003.4
Less: Unamortized discount and debt issuance costs on senior notes	(63.2)	(66.2)
Total long-term debt, net	$7,008.3	$6,937.2

(1)The carrying amounts of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
During the three months ended September 28, 2024 and September 30, 2023, the Company recognized interest expense related to the outstanding debt of $123.2 million and $22.3 million, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Borrowings under the Capri Acquisition Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the forward-looking Secured Overnight Financing Rate ("SOFR") term rate administered by CME Group Benchmark Administration Limited (or any successor administrator) plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on the ratio of (a) consolidated debt (with certain customary deductions for unrestricted cash and permitted investments) to (b) consolidated EBITDAR. The applicable margin will initially be (x) in the case of the Three-Year Term Loan Facility, 0.250% for base rate loans and 1.250% for SOFR loans and (y) in the case of the Five-Year Term Loan Facility, 0.375% for base rate loans and 1.375% for SOFR loans. Additionally, the Company will pay a ticking fee of 0.15% on the average daily amount of the unused commitments of the Capri Acquisition Term Loan Facilities. There were no outstanding borrowings on the Capri Acquisition Term Loan Facilities as of September 28, 2024.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). Additionally, up to $250 million of the Revolving Credit Facility will be available on a funds certain basis to fund the purchase price of the Capri Acquisition and to pay related fees and expenses. There were no outstanding borrowings on the Revolving Credit Facility as of September 28, 2024.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Capri Acquisition EUR Senior Notes
On November 27, 2023, the Company issued €1.50 billion aggregate principal amount of Capri Acquisition Senior Notes, consisting of €500.0 million aggregate principal amount of 5.350% senior unsecured notes due November 27, 2025 at 99.878% of par (the “5.350% EUR Senior Notes due 2025”), €500.0 million aggregate principal amount of 5.375% senior unsecured notes due November 27, 2027 at 99.723% of par (the 5.375% EUR Senior Notes due 2027”) and €500.0 million aggregate principal amount of our 5.875% senior unsecured notes due November 27, 2031 at 99.248% of par (the “5.875% EUR Senior Notes due 2031"). The Company will pay interest annually on the Capri Acquisition EUR Senior Notes on November 27 of each year, commencing on November 27, 2024. As of September 28, 2024, the carrying amount for each of the Capri Acquisition EUR Senior Notes was $558.3 million.
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
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $35.7 million), which includes a loan of up to RMB 85.0 million (approximately $12.1 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2.2 million) and Accounts payable financing of up to RMB 150.0 million (approximately $21.4 million). As of September 28, 2024, there were no borrowings, bank guarantees or Accounts Payable financing outstanding under the China Credit Facility.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Under the Amended Credit Agreement, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00. After giving effect to the Capri Acquisition, the Company is will be required under the Amended Credit Agreement and the Capri Acquisition Term Loan Credit Agreement to comply on a quarterly basis with a maximum net leverage ratio of (i) from and including the closing date of the Capri Acquisition to but excluding June 28, 2025, 4.75 to 1.00, (ii) from and including June 28, 2025 to but excluding June 27, 2026, 4.50 to 1.00, and (iii) from and including June 27, 2026 and thereafter, 4.00 to 1.00. As of September 28, 2024, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at September 28, 2024 and June 29, 2024 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	September 28, 2024	June 29, 2024
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	$301.6	$300.2
7.050% Senior Notes due 2025	510.6	508.1
7.000% Senior Notes due 2026	778.1	770.7
4.125% Senior Notes due 2027	390.6	378.2
7.350% Senior Notes due 2028	1,052.8	1,036.5
7.700% Senior Notes due 2030	1,074.2	1,042.9
3.050% Senior Notes due 2032	430.0	402.9
7.850% Senior Notes due 2033	1,358.5	1,311.3
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	570.3	543.8
5.375% EUR Senior Notes due 2027(1)	580.2	550.8
5.875% EUR Senior Notes due 2031(1)	586.0	556.4

(1)The fair values of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 28, 2024 and June 29, 2024:

	Level 1		Level 2
	September 28, 2024	June 29, 2024	September 28, 2024	June 29, 2024
	(millions)
Assets:
Cash equivalents(1)	$703.6	$437.4	$—	$29.7
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	778.0	865.2
Corporate debt securities - U.S.(2)	—	—	45.0	—
Government securities - U.S.(2)	—	178.2	—	—
Other	—	—	18.7	17.8
Long-term investments:
Other	—	—	1.3	1.3
Derivative assets:
Inventory-related instruments(3)	—	—	14.2	58.2
Net investment hedges(3)	—	—	16.4	32.2
Intercompany loans and payables(3)	—	—	0.2	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	8.7	2.2
Net investment hedges(3)	—	—	202.5	139.4
Intercompany loans and payables(3)	—	—	0.5	2.6

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three months ended September 28, 2024 or three months ended September 30, 2023.
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of September 28, 2024 and June 29, 2024:

	September 28, 2024			June 29, 2024
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$778.0	$—	$778.0	$865.2	$—	$865.2
Government securities - U.S.(1)	—	—	—	178.2	—	178.2
Corporate debt securities - U.S.(1)	45.0	—	45.0	—	—	—
Total Available-for-sale investments	$823.0	$—	$823.0	$1,043.4	$—	$1,043.4
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	18.7	1.3	20.0	17.8	1.3	19.1
Total Investments	$842.3	$1.3	$843.6	$1,061.8	$1.3	$1,063.1

(1)These securities, as of period end, have maturity dates during their respective fiscal years and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
The Company recognized a pre-tax gain of $0.5 million on available-for-sale investments during the three months ended September 28, 2024. This gain is included within Other expense (income) on the Condensed Consolidated Statements of Operations. Additionally, the company has unrealized gains of $2.2 million on available-for-sale investments as of September 28, 2024 included within Comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income (Loss).
There were no material gross realized and unrealized gains or losses on available-for-sale investments for the period ended June 29, 2024.
14. COMMITMENTS AND CONTINGENCIES
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into a Merger Agreement. Refer to Note 5, "Acquisitions" and Note 16, "Subsequent Events" for further information.
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $28.4 million and $28.4 million outstanding at September 28, 2024 and June 29, 2024, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of September 28, 2024 related to debt repayments. Refer to Note 11, "Debt," for further information.

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
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through our DTC, wholesale and licensing businesses.
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
In addition to these reportable segments, the Company has certain corporate expenses that are not directly attributable to its brands ("Corporate expenses"); therefore, they are not allocated to its segments. Such costs primarily include certain overhead expenses related to corporate functions as well as certain administration, corporate occupancy, information technology, and depreciation costs.
The following table summarizes net sales of each of the company's segments for the three months ended September 28, 2024 and September 30, 2023:

	Three Months Ended
	September 28, 2024	September 30, 2023
Segment net sales:
Coach	$1,170.6	$1,157.4
Kate Spade	283.2	303.2
Stuart Weitzman	53.7	52.6
Total Net sales:	$1,507.5	$1,513.2
The following table summarizes segment operating profit of each of the company's segments and reconciliation to Income (loss) before provision for income taxes for the three months ended September 28, 2024 and September 30, 2023:

	Three Months Ended
	September 28, 2024	September 30, 2023
Segment operating profit:
Coach	$386.6	$371.3
Kate Spade	27.0	26.6
Stuart Weitzman	(7.4)	(8.6)
Total segment operating profit:	$406.2	$389.3
Corporate expenses(1)	154.2	136.1
Unallocated other charges, net(2)	26.3	14.7
Income (loss) before provision for income taxes	$225.7	$238.5

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes depreciation and amortization expense of each of the company's segments for the three months ended September 28, 2024 and September 30, 2023:

	Three Months Ended
	September 28, 2024	September 30, 2023
Depreciation and amortization expense(3):
Coach	$22.0	$23.0
Kate Spade	7.9	9.8
Stuart Weitzman	2.1	2.8
Corporate(1)	8.9	8.7
Total Depreciation and amortization expense:	$40.9	$44.3

(1)    Corporate expenses, which is not a reportable segment, represents certain expenses that are not directly attributable to its brands.
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
The Company has received regulatory approval from all applicable jurisdictions except for the United States. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The trial commenced on September 9, 2024, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which is scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger. Refer to Note 5, "Acquisitions," for further information.

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
•Results of Operations. An analysis of our results of operations in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
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
•Critical Accounting Policies and Estimates. This section includes any material changes or updates to critical accounting policies or estimates since the Annual Report on Form 10-K for fiscal 2024.
OVERVIEW
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
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through our DTC, wholesale and licensing businesses.
    Each of our brands is unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across business channels and geographies. Our success does not depend solely on the performance of a single business channel, geographic area or brand.

Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into the Merger Agreement by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri for $57.00 per share in cash for a total enterprise value of approximately $8.50 billion. The Capri Acquisition, once completed, will bring together six highly complementary brands with global reach, powered by the Company’s data-rich customer engagement platform and diversified, direct-to-consumer operating model. In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of U.S. dollar-denominated senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, complete the expected financing for the Capri Acquisition. The Company has received regulatory approval from all applicable jurisdictions except for the United States. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition. The FTC’s complaint alleges that the Capri Acquisition, if consummated, would violate Section 7 of the Clayton Act and that the Merger Agreement and the Capri Acquisition constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The trial commenced on September 9, 2024, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which is scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger. Refer to Note 5, "Acquisitions" and Note 16, "Subsequent Events" for further information.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended June 29, 2024.
Current Macroeconomic Conditions and Outlook
During the first quarter of fiscal 2025, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy, and remains unchanged since the fourth quarter of fiscal 2024. The forecast is below the historical growth average and is reflective of the current volatile environment, including tighter monetary and fiscal policies which have continued to moderate inflation, financial market volatility and the negative economic impacts of geopolitical instability in certain regions of the world.
In the first quarter of fiscal 2025, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, a decrease in Net sales of $6.0 million, a positive impact to gross margin of approximately 40 basis points which benefited from the Company's hedging activity and approximately 10 basis point positive impact to operating margin.
Currency volatility, political instability, such as the uncertainty associated with the potential impact of the new policies that may be implemented as a result of the U.S. Presidential election and potential changes to trade agreements or duty rates may also contribute to a worsening of the macroeconomic environment or adversely impact our business. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs.
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
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including weather and macroeconomic events.

RESULTS OF OPERATIONS
FIRST QUARTER FISCAL 2025 COMPARED TO FIRST QUARTER FISCAL 2024
The following table summarizes results of operations for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 28, 2024		September 30, 2023		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,507.5	100.0%	$1,513.2	100.0%	$(5.7)	(0.4)%
Gross profit	1,134.9	75.3	1,097.7	72.5	37.2	3.4
SG&A expenses	882.9	58.6	844.5	55.8	38.4	4.5
Operating income (loss)	252.0	16.7	253.2	16.7	(1.2)	(0.5)
Interest expense, net	30.7	2.0	13.3	0.9	17.4	NM
Other expense (income)	(4.4)	(0.3)	1.4	0.1	(5.8)	NM
Provision (benefit) for income taxes	39.1	2.6	43.5	2.9	(4.4)	(10.3)
Net income (loss)	186.6	12.4	195.0	12.9	(8.4)	(4.3)
Net income (loss) per share:
Basic	$0.81		$0.85		$(0.04)	(5.6)
Diluted	$0.79		$0.84		$(0.05)	(5.7)

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2025 and fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Quarter Fiscal 2025 Items

	Three Months Ended September 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$386.6	$—	$386.6
Kate Spade	27.0	—	27.0
Stuart Weitzman	(7.4)	—	(7.4)
Corporate	(154.2)	(33.4)	(120.8)
Operating income (loss)	$252.0	$(33.4)	$285.4

Net income (loss)	$186.6	$(55.0)	$241.6
Net income (loss) per diluted common share	$0.79	$(0.23)	$1.02
In the first quarter of fiscal 2025, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $70.8 million attributable to the Capri Acquisition. These charges include $37.4 million related to financing recorded in interest expense and $33.4 million primarily related to professional fees recorded in SG&A expense within Corporate.
    These actions taken together negatively impacted operating income by $33.4 million, increased interest expense by $37.4 million and reduced the provision for income tax by $15.8 million resulting in a net decrease in net income by $55.0 million or $0.23 per diluted share.
Supplemental Segment Data

	Three Months Ended September 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$529.5	$—	$529.5
Kate Spade	162.6	—	162.6
Stuart Weitzman	36.6	—	36.6
Corporate	154.2	33.4	120.8
SG&A expenses	$882.9	$33.4	$849.5

First Quarter Fiscal 2024 Items

	Three Months Ended September 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$371.3	$—	$371.3
Kate Spade	26.6	—	26.6
Stuart Weitzman	(8.6)	—	(8.6)
Corporate	(136.1)	(19.6)	(116.5)
Operating income (loss)	$253.2	$(19.6)	$272.8

Net income (loss)	$195.0	$(21.3)	$216.3
Net income (loss) per diluted common share	$0.84	$(0.09)	$0.93
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

Tapestry, Inc. Summary – First Quarter of Fiscal 2025
Currency Fluctuation Effects
The change in net sales for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Three Months Ended		Variance
	September 28, 2024	September 30, 2023	Amount	%	Constant Currency Change
	(millions)
Coach	$1,170.6	$1,157.4	$13.2	1.1%	1.6%
Kate Spade	283.2	303.2	(20.0)	(6.6)	(6.3)
Stuart Weitzman	53.7	52.6	1.1	2.1	2.0
Total Tapestry	$1,507.5	$1,513.2	$(5.7)	(0.4)	—
Net sales in the first quarter of fiscal 2025 decreased 0.4% or $5.7 million to $1.51 billion. Excluding the impact of foreign currency, Net sales were even compared to the prior year.
•Coach Net Sales increased 1.1% or $13.2 million to $1.17 billion in the first quarter of fiscal 2025. Excluding the impact of foreign currency, Net sales increased 1.6% or $18.3 million. This increase in Net sales was primarily due to an increase of $32.9 million in DTC sales driven by e-commerce sales globally. The increase in DTC sales was partially offset by a net $11.7 million decrease in wholesale sales driven by North America, which was partially offset by an increase in international wholesale sales.
•Kate Spade Net Sales decreased 6.6% or $20.0 million to $283.2 million in the first quarter of fiscal 2025. Excluding the impact of foreign currency, Net sales decreased 6.3% or $18.9 million. This decrease in Net sales was due to a decrease of $24.4 million in DTC sales as a result of lower store and to a lesser extent, e-commerce sales. The decrease in DTC sales was partially offset by an increase of $4.9 million in wholesale sales.
•Stuart Weitzman Net Sales increased 2.1% or $1.1 million to $53.7 million in the first quarter of fiscal 2025. Excluding the impact of foreign currency, Net sales increased 2.0% or $1.0 million.
Gross Profit

	Three Months Ended
	September 28, 2024		September 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$916.1	78.3%	$867.6	75.0%	$48.5	5.6%
Kate Spade	189.6	67.0	198.9	65.6	(9.3)	(4.7)
Stuart Weitzman	29.2	54.4	31.2	59.2	(2.0)	(6.3)
Tapestry	$1,134.9	75.3	$1,097.7	72.5	$37.2	3.4
Gross profit increased 3.4% or $37.2 million to $1.13 billion in the first quarter of fiscal 2025 from $1.10 billion in the first quarter of fiscal 2024. Gross margin increased 280 basis points to 75.3% in the first quarter of fiscal 2025 from 72.5% in the first quarter of fiscal 2024. This increase in Gross margin was primarily attributed to net pricing improvements, lower freight costs and favorable currency impacts. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	September 28, 2024		September 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$529.5	45.3%	$496.3	42.9%	$33.2	6.7%
Kate Spade	162.6	57.3	172.3	56.7	(9.7)	(5.6)
Stuart Weitzman	36.6	68.1	39.8	75.5	(3.2)	(8.0)
Corporate(1)(2)	154.2	NA	136.1	NA	18.1	13.3
Tapestry	$882.9	58.6	$844.5	55.8	$38.4	4.5
SG&A expenses increased 4.5% or $38.4 million to $882.9 million in the first quarter of fiscal 2025 as compared to $844.5 million in the first quarter of fiscal 2024. As a percentage of net sales, SG&A expenses increased to 58.6% during the first quarter of fiscal 2025 from 55.8% during the first quarter of fiscal 2024. Excluding items affecting comparability of $33.4 million in the first quarter of fiscal 2025, SG&A expenses increased 3.0% or $24.6 million to $849.5 million from $824.9 million in the first quarter of fiscal 2024. SG&A as a percentage of net sales increased 190 basis points to 56.4% compared to 54.5% during the first quarter of fiscal 2024. This increase in SG&A as a percentage of net sales was primarily due to higher marketing spend and increased compensation costs.
(1)In the first quarter of fiscal 2025, Corporate incurred charges affecting comparability of $33.4 million. Excluding those items affecting comparability, SG&A expenses increased 3.6% or $4.3 million to $120.8 million in the first quarter of fiscal 2025 as compared to $116.5 million in the first quarter of fiscal 2024.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	September 28, 2024		September 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$386.6	33.0%	$371.3	32.1%	$15.3	4.1%
Kate Spade	27.0	9.6	26.6	8.8	0.4	1.4
Stuart Weitzman	(7.4)	(13.7)	(8.6)	(16.3)	1.2	14.2
Corporate	(154.2)	NA	(136.1)	NA	(18.1)	(13.3)
Tapestry	$252.0	16.7	$253.2	16.7	$(1.2)	(0.5)
Operating income decreased $1.2 million to $252.0 million in the first quarter of fiscal 2025 as compared to $253.2 million in the first quarter of fiscal 2024. Operating margin remained even at 16.7% in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. Excluding items affecting comparability of $33.4 million in the first quarter of fiscal 2025, operating income increased $12.6 million to $285.4 million in the first quarter of fiscal 2025 from $272.8 million in the first quarter of fiscal 2024; and operating margin increased 90 basis points to 18.9% in the first quarter of fiscal 2025 as compared to 18.0% in the first quarter of fiscal 2024. This increase in operating margin was primarily attributed to a 280 basis points increase in gross margin partially offset by an increase of 190 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $15.3 million to $386.6 million in the first quarter of fiscal 2025, resulting in an operating margin increase of 90 basis points to 33.0%, as compared to $371.3 million and 32.1%, respectively, in the first quarter of fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 330 basis points mainly due to net pricing improvements, favorable currency impacts and lower freight costs;
◦SG&A expenses as a percentage of net sales, increased 240 basis points mainly due to higher marketing spend and increased compensation costs.

•Kate Spade Operating Income increased $0.4 million to $27.0 million in the first quarter of fiscal 2025, resulting in an operating margin increase of 80 basis points to 9.6%, as compared to $26.6 million and operating margin of 8.8% in the first quarter of fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 140 basis points mainly due to lower freight costs;
◦SG&A expenses as a percentage of net sales, increased 60 basis points mainly driven by higher occupancy costs due to one time corporate headquarter relocation, higher marketing spend, partially offset by lower depreciation.
•Stuart Weitzman Operating Loss decreased $1.2 million to a loss of $7.4 million in the first quarter of fiscal 2025, resulting in an operating margin increase of 260 basis points to (13.7)%, as compared to an operating loss of $8.6 million in the first quarter of fiscal 2024 and an operating margin of (16.3)%.
•Corporate Operating Expenses increased 13.3% or $18.1 million to $154.2 million in the first quarter of fiscal 2025. Excluding items affecting comparability, Corporate operating expenses increased $4.3 million to $120.8 million from $116.5 million in the first quarter of fiscal 2024. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher compensation costs and higher professional fees, partially offset by lower occupancy costs.
Interest Expense, net
Net interest expense increased $17.4 million to $30.7 million in the first quarter of fiscal 2025 as compared to $13.3 million in the first quarter of fiscal 2024. Excluding items affecting comparability, net interest expense decreased $13.3 million to $(6.7) million from $6.6 million in the first quarter of fiscal 2024. This decrease in Interest expense, net, was due to a decrease in interest expense on the Term Loan due 2027 as a result of repayment in fiscal 2024 and higher interest income.
Other Expense (Income)
Other income increased $5.8 million to $4.4 million in the first quarter of fiscal 2025 as compared to Other expense of $1.4 million in the first quarter of fiscal 2024. This increase in other income was related to an increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 17.3% in the first quarter of fiscal 2025 as compared to 18.2% in the first quarter of fiscal 2024. Excluding items affecting comparability, the effective tax rate was 18.5% in the first quarter of fiscal 2025 as compared to 18.3% in the first quarter of fiscal 2024.
Net Income (Loss)
Net income decreased 4.3% or $8.4 million to $186.6 million in the first quarter of fiscal 2025 as compared to $195.0 million in the first quarter of fiscal 2024. Excluding items affecting comparability, net income increased $25.3 million to $241.6 million in the first quarter of fiscal 2025 from $216.3 million in the first quarter of fiscal 2024.
Net Income (Loss) per Share
Net income per diluted share was $0.79 in the first quarter of fiscal 2025 as compared to net income per diluted share of $0.84 in the first quarter of fiscal 2024. Excluding items affecting comparability, net income per diluted share increased $0.09 to $1.02 in the first quarter of fiscal 2025 from $0.93 in the first quarter of fiscal 2024, primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, interest expense, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2025 and fiscal 2024 reflect certain items affecting comparability, including the impact of Acquisition costs. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
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

FINANCIAL CONDITION
Cash Flows

	Three Months Ended
	September 28, 2024	September 30, 2023	Change
	(millions)

Net cash provided by (used in) operating activities	$119.5	$75.3	$44.2
Net cash provided by (used in) investing activities	190.1	(22.8)	212.9
Net cash provided by (used in) financing activities	(74.5)	(149.4)	74.9
Effect of exchange rate changes on cash and cash equivalents	85.8	(7.1)	92.9
Net increase (decrease) in cash and cash equivalents	$320.9	$(104.0)	$424.9
The Company’s cash and cash equivalents increased by $320.9 million in the first quarter of fiscal 2025 as compared to a decrease of $104.0 million in the first quarter of fiscal 2024, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $44.2 million primarily due to changes in operating assets and liabilities of $104.6 million, lower impact of non-cash adjustments of $52.0 million, as well as lower net income of $8.4 million.
The $104.6 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Accounts payable were a source of cash of $92.9 million in the first quarter of fiscal 2025 compared to a use of cash of $28.4 million in the first quarter of fiscal 2024, primarily driven by higher in-transit inventory and the timing of payments compared to the prior year.
•Accrued liabilities were a source of cash of $32.0 million in the first quarter of fiscal 2025 compared to a use of cash of $62.0 million in the first quarter of fiscal 2024, primarily driven by an increase in accrued interest due to issuance of the Capri Acquisition Senior Notes, partially offset by accrued incentive compensation.
•Other assets were a use of cash of $11.5 million in the first quarter of fiscal 2025 compared to a use of cash of $43.1 million in the first quarter of fiscal 2024, primarily driven by a decrease in prepaid expenses due to the timing of renewed information technology projects and insurance prepayments.
•Inventories were a use of cash of $181.4 million in the first quarter of fiscal 2025 compared to a use of cash of $29.8 million in the first quarter of fiscal 2024, primarily driven by higher in-transit inventory.
Net cash provided by (used in) investing activities
Net cash provided by investing activities in the first quarter of fiscal 2025 was $190.1 million as compared to a use of cash of $22.8 million in the first quarter of fiscal 2024, resulting in a $212.9 million increase in net cash provided by investing activities.
The $190.1 million of cash provided in the first quarter of fiscal 2025 was primarily due to maturities and sales of investments of $1.7 billion, partially offset by purchases of investments of $1.5 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
The $22.8 million use of cash in the first quarter of fiscal 2024 was primarily due to capital expenditures of $20.9 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $74.5 million in the first quarter of fiscal 2025 as compared to a use of cash of $149.4 million in the first quarter of fiscal 2024, resulting in a net decrease in use of cash for financing activities of $74.9 million.
The $74.5 million of cash used in the first quarter of fiscal 2025 was primarily due to dividend payments of $81.4 million and taxes paid to net settle share-based awards of $34.5 million, partially offset by proceeds from share-based awards of $41.7 million.
The $149.4 million of cash used in the first quarter of fiscal 2024 was primarily due to dividend payments of $80.2 million and taxes paid to net settle share-based awards of $31.6 million as well as debt issuance costs of $31.4 million.

Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $85.8 million as compared to $(7.1) million in the first quarter of fiscal 2024 primarily driven by the impact of changes in the exchange rate of the United States Dollar against the Euro on the Capri Acquisition EUR Senior Notes.
Working Capital and Capital Expenditures
The following table presents our financial condition as of September 28, 2024 and June 29, 2024:

	September 28, 2024	June 29, 2024	Change
	(millions)
Cash and cash equivalents(1)	$6,462.9	$6,142.0	$320.9
Short-term investments(1)	842.3	1,061.8	(219.5)
Current debt(2)	(303.4)	(303.4)	—
Long-term debt(2)	(7,008.3)	(6,937.2)	(71.1)
Total	$(6.5)	$(36.8)	$30.3

(1)    As of September 28, 2024, approximately 3.9% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities, and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of September 28, 2024:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Revolving Credit Facility(1)	$2,000.0	$—	$2,000.0
Capri Acquisition Term Loan Facilities(1)	1,400.0	—	1,400.0
China Credit Facility(1)(2)	35.7	—	35.7
Total	$3,435.7	$—	$3,435.7

(1)    Refer to Note 11, "Debt" for further information on these instruments.
(2)     The carrying amounts of the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the RMB.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of September 28, 2024, there were 18 financial institutions participating in the Revolving Credit Facility and 24 financial institutions participating in the Capri Acquisition Term Loan Facilities, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Capital Expenditures
During the first quarter of fiscal 2025 capital expenditures and cloud computing implementation costs were $29.6 million. The Company expects total fiscal 2025 capital expenditures and cloud computing cost to be approximately $190 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
On May 12, 2022, the Company announced the Board of Directors authorized the additional repurchase of up to $1.50 billion of its common stock (the "2022 Share Repurchase Program"). Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of September 28, 2024 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Capri Acquisition. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the first quarter of fiscal 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's significant accounting policies are described in Note 3 to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2024. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2024. As of September 28, 2024, there have been no material changes to any of the critical accounting policies.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the Company's market risk or the way the Company manages these exposures as set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024. Refer to Note 8, "Derivative Investments and Hedging Activities," Note 11, "Debt," and Note 13, "Investments," included in Part I of this Form 10-Q for additional information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2025 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
However, as previously disclosed, on August 10, 2023, the Company entered into a Merger Agreement by and among the Company, Merger Sub and Capri, pursuant to which, among other things, Merger Sub will merge with and into Capri (the “Merger”) with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company. In connection with the Company’s proposed acquisition of Capri, we have been named as a defendant in legal proceedings by the FTC. On April 22, 2024, the FTC filed a lawsuit in the United States District Court for the Southern District of New York against us and Capri seeking to block the proposed acquisition of Capri, claiming that the proposed acquisition would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The trial commenced on September 9, 2024, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which is scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger.
ITEM 1A. RISK FACTORS
Refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 12, 2022, the Company announced that its Board of Directors authorized a common stock repurchase program to repurchase up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes. As of September 28, 2024 the Company had $800 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program. In August 2023, the Company suspended its share repurchase activity in connection with the Merger Agreement with Capri. Refer to Note 5, "Acquisitions," for further information. There were no shares repurchased during the three months ended September 28, 2024.
ITEM 5. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended September 28, 2024.

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
Dated: November 7, 2024