Form 10-Q
period 2024-12-28
TAPESTRY, INC.
filed 2025-02-06
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 24, 2025, the Registrant had 207,015,475 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (iv) the impact of tax and other legislation; (v) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (vi) our ability to successfully implement the initiatives under our 2025 growth strategy; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (ix) our ability to control costs; (x) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xi) the risk of cyber security threats and privacy or data security breaches; (xii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiii) the risks associated with climate change and other corporate responsibility issues; (xiv) our ability to protect against infringement of our trademarks and other proprietary rights; and (xv) the impact of pending and potential future legal proceedings and (xvi) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
 WHERE YOU CAN FIND MORE INFORMATION
Tapestry's quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 946-7252.
Tapestry maintains its website at www.tapestry.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2024	June 29, 2024
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$983.4	$6,142.0
Short-term investments	19.6	1,061.8
Trade accounts receivable, less allowances for credit losses of $6.4 and $6.9, respectively	297.4	228.2
Inventories	937.3	824.8
Income tax receivable	267.2	236.2
Prepaid expenses	158.4	170.9
Other current assets	108.7	139.8
Total current assets	2,772.0	8,803.7
Property and equipment, net of accumulated depreciation of $1,248.2 and $1,263.3, respectively	498.4	514.7
Operating lease right-of-use assets	1,237.4	1,314.4
Goodwill	1,204.8	1,204.1
Intangible assets	1,350.3	1,353.6
Deferred income taxes	42.8	44.1
Other assets	146.2	161.7
Total assets	$7,251.9	$13,396.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$513.8	$452.2
Accrued liabilities	650.0	656.3
Current portion of operating lease liabilities	283.8	299.7
Current debt	303.4	303.4
Total current liabilities	1,751.0	1,711.6
Long-term debt	2,377.4	6,937.2
Long-term operating lease liabilities	1,142.0	1,224.2
Deferred income taxes	273.5	251.3
Other liabilities	371.5	375.1
Total liabilities	5,915.4	10,499.4

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value per share) issued and outstanding - 206.9 million and 230.2 million shares, respectively	2.1	2.3
Additional paid-in-capital	3,482.8	3,762.7
Retained earnings (accumulated deficit)	(1,991.8)	(722.2)
Accumulated other comprehensive income (loss)	(156.6)	(145.9)
Total stockholders' equity	1,336.5	2,896.9
Total liabilities and stockholders' equity	$7,251.9	$13,396.3
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$2,195.4	$2,084.5	$3,702.9	$3,597.7
Cost of sales	562.3	591.3	934.9	1,006.8
Gross profit	1,633.1	1,493.2	2,768.0	2,590.9
Selling, general and administrative expenses	1,140.3	1,045.6	2,023.2	1,890.1
Operating income (loss)	492.8	447.6	744.8	700.8
Loss on extinguishment of debt	120.1	—	120.1	—
Interest expense, net	24.5	49.2	55.2	62.5
Other expense (income)	2.9	(4.7)	(1.5)	(3.3)
Income (loss) before provision for income taxes	345.3	403.1	571.0	641.6
Provision (benefit) for income taxes	34.9	80.8	74.0	124.3
Net income (loss)	$310.4	$322.3	$497.0	$517.3
Net income (loss) per share:
Basic	$1.41	$1.41	$2.21	$2.26
Diluted	$1.38	$1.39	$2.17	$2.23
Shares used in computing net income (loss) per share:
Basic	219.9	229.3	224.7	228.7
Diluted	224.9	231.7	229.3	232.0
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$310.4	$322.3	$497.0	$517.3
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	28.9	(41.0)	(18.8)	(9.7)
Unrealized gains (losses) on available-for-sale investments, net	(2.2)	—	0.2	—
Foreign currency translation adjustments	9.1	17.9	7.9	21.2
Other comprehensive income (loss), net of tax	35.8	(23.1)	(10.7)	11.5
Comprehensive income (loss)	$346.2	$299.2	$486.3	$528.8
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 28, 2024	December 30, 2023
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$497.0	$517.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	81.8	85.8
Provision for bad debt	1.3	2.2
Loss on extinguishment of debt	120.1	—
Share-based compensation	40.9	42.2
Amortization of cloud computing arrangements	28.6	26.8
Deferred income taxes	22.6	79.5
Changes to lease related balances, net	(20.6)	(23.5)
Other non-cash charges, net	(37.8)	20.6
Changes in operating assets and liabilities:
Trade accounts receivable	(68.2)	(48.0)
Inventories	(116.7)	103.8
Accounts payable	61.4	56.3
Accrued liabilities	(11.7)	87.0
Other liabilities	8.8	(29.8)
Other assets	18.0	(18.4)
Net cash provided by (used in) operating activities	625.5	901.8
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(1,885.5)	(611.3)
Proceeds from maturities and sales of investments	2,921.4	—
Purchases of property and equipment	(56.5)	(43.7)
Net cash provided by (used in) investing activities	979.4	(655.0)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(153.8)	(160.4)
Repurchase of common stock	(1,613.0)	—
Share repurchase not yet settled	(400.0)	—
Proceeds from issuance of debt, net of discount	2,248.1	6,089.5
Payment of debt issuance costs	(12.3)	(78.2)
Payment of debt extinguishment costs	(63.5)	—
Repayment of debt	(6,859.9)	(12.5)
Proceeds from share-based awards	114.2	3.3
Taxes paid to net settle share-based awards	(35.0)	(31.9)
Proceeds from revolving credit facility	1,000.0	—
Repayment of revolving credit facility	(1,000.0)	—
Payments of finance lease liabilities	(0.6)	(0.6)
Net cash provided by (used in) financing activities	(6,775.8)	5,809.2
Effect of exchange rate changes on cash and cash equivalents	12.3	51.0
Net (decrease) increase in cash and cash equivalents	(5,158.6)	6,107.0
Cash and cash equivalents at beginning of period	6,142.0	726.1
Cash and cash equivalents at end of period	$983.4	$6,833.1
Supplemental information:
Cash paid for income taxes, net	$106.0	$93.0
Cash paid for interest	$324.9	$45.8
Non-cash investing activity - property and equipment obligations	$19.3	$19.0
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
The results of operations, cash flows and comprehensive income for the six months ended December 28, 2024 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2025 ("fiscal 2025").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2025 will be a 52-week period. Fiscal 2024, ended on June 29, 2024, was also a 52-week period. The second quarter of fiscal 2025 ended on December 28, 2024 and the second quarter of fiscal 2024 ended on December 30, 2023, both of which were 13-week periods.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Share Repurchases
The Company accounts for share repurchases by allocating the repurchase price to common stock and retained earnings. Under Maryland law, the Company's state of incorporation, there are no treasury shares. All repurchased shares are authorized but unissued shares; these shares may be issued in the future for general corporate and other purposes. The Company may terminate or limit the share repurchase programs at any time. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. Purchases of the Company's common stock may be executed through open market purchases including through purchase agreements under Rule 10b5-1, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. Excise tax on net share repurchases are recorded in Retained earnings as part of Stockholders' Equity.
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of December 28, 2024 and June 29, 2024, $335.9 million and $294.9 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Condensed Consolidated Balance Sheets.
Reclassification
A reclassification has been made to the prior period's financial information to conform to the current period's presentation. Amortization of cloud computing arrangements of $26.8 million during the six months ended December 30, 2023 has been reclassified out of Other assets and into Amortization of cloud computing arrangements within the Company’s Condensed Consolidated Statements of Cash Flows.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to improve the disclosures about expenses and address requests from investors for more detailed information about the types of costs and expenses included in certain expense captions presented on the income statement. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2028 and for interim periods beginning in fiscal year 2029, with early adoption permitted. The amendments may be applied retrospectively to all prior periods presented in the financial statements or prospectively upon adoption. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the six months ended December 28, 2024.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended December 28, 2024
Coach	$1,124.9	$242.7	$218.3	$123.4	$1,709.3
Kate Spade	341.1	12.0	35.8	27.5	416.4
Stuart Weitzman	47.4	18.1	0.3	3.9	69.7
Total	$1,513.4	$272.8	$254.4	$154.8	$2,195.4

Three Months Ended December 30, 2023
Coach	$1,016.9	$229.2	$209.7	$86.1	$1,541.9
Kate Spade	387.7	11.3	37.6	23.8	460.4
Stuart Weitzman	53.6	24.2	0.9	3.5	82.2
Total	$1,458.2	$264.7	$248.2	$113.4	$2,084.5

Six Months Ended December 28, 2024
Coach	$1,813.9	$456.6	$392.7	$216.7	$2,879.9
Kate Spade	560.7	22.5	65.3	51.1	699.6
Stuart Weitzman	87.0	27.8	0.3	8.3	123.4
Total	$2,461.6	$506.9	$458.3	$276.1	$3,702.9

Six Months Ended December 30, 2023
Coach	$1,703.4	$449.5	$384.9	$161.5	$2,699.3
Kate Spade	627.9	22.1	68.2	45.4	763.6
Stuart Weitzman	88.3	37.7	1.3	7.5	134.8
Total	$2,419.6	$509.3	$454.4	$214.4	$3,597.7

(1)    Greater China includes mainland China, Taiwan, and Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, New Zealand, South Korea, Singapore, and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of December 28, 2024 and June 29, 2024 was $50.0 million and $45.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended December 28, 2024, net sales of $16.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2024. For the six months ended December 30, 2023, net sales of $21.3 million were recognized from amounts recorded as deferred revenue as of July 1, 2023.
5. ACQUISITIONS
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry ("Merger Sub"), and Capri Holdings Limited ("Capri" and, together with us and Merger Sub, the "Parties"), pursuant to which, among other things, Merger Sub would merge with and into Capri (the "Merger") with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company ("the Capri Acquisition"). On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which was scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger. On November 13, 2024, the Parties entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto and all ancillary agreements contemplated thereby or entered pursuant thereto (the “Termination Date”), effective immediately. Pursuant to the Termination Agreement, the Company agreed to reimburse Capri for its expenses in an amount equal to $45.1 million in cash on November 14, 2024. The Parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby. Following termination of the Merger Agreement, the Parties and the FTC filed a stipulation withdrawing the appeal to the United States Court of Appeals for the Second Circuit on November 19, 2024 and the Second Circuit dismissed the appeal on November 20, 2024. The Parties and the FTC also filed a Joint Motion to dismiss the complaint in the administrative trial on November 15, 2024 and the FTC dismissed the complaint on December 4, 2024.
In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, complete the expected financing for the Capri Acquisition. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the indenture governing the Capri Acquisition Senior Notes, as supplemented, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption (such redemption, the “Special Mandatory Redemption”). In addition, the Capri Acquisition Term Loan Facilities were terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 11, "Debt," for further information on our debt instruments related to the Capri Acquisition.
In conjunction with the Capri Acquisition, during the three months ended December 28, 2024, the Company incurred $197.6 million in pre-tax expenses primarily related to Loss on extinguishment of debt as a result of the redemption of the Capri Acquisition Senior Notes, expense reimbursement payment made to Capri, financing-related expenses and professional fees. During the six months ended December 28, 2024, the Company incurred $268.4 million in pre-tax expenses primarily related to Loss on extinguishment of debt as a result of the redemption of the Capri Acquisition Senior Notes, financing-related expenses, expense reimbursement payment made to Capri and professional fees. The Company incurred $72.4 million and $98.7 million for the three and six months ended December 30, 2023, respectively, of pre-tax expenses primarily related to financing-related expenses and professional fees.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at June 29, 2024	$578.0	$626.1	$—	$1,204.1
Foreign exchange impact	1.2	(0.5)	—	0.7
Balance at December 28, 2024	$579.2	$625.6	$—	$1,204.8

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of December 28, 2024 and June 29, 2024.
Intangible Assets
Intangible assets consist of the following:

	December 28, 2024			June 29, 2024
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.3	$(59.8)	$40.5	$100.3	$(56.5)	$43.8
Total intangible assets subject to amortization	100.3	(59.8)	40.5	100.3	(56.5)	43.8
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.1	$(59.8)	$1,350.3	$1,410.1	$(56.5)	$1,353.6
Amortization expense for the Company’s definite-lived intangible assets for the three and six months ended December 28, 2024 was $1.7 million and $3.3 million, respectively. Amortization expense for the Company’s definite-lived intangible assets for the three and six months ended December 30, 2023 was $1.6 million and $3.2 million, respectively.
As of December 28, 2024, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2025	$3.2
Fiscal 2026	6.5
Fiscal 2027	6.5
Fiscal 2028	6.5
Fiscal 2029	6.5
Fiscal 2030 and thereafter	11.3
Total	$40.5
The expected amortization expense above reflects remaining useful lives ranging from approximately 5.2 to 7.5 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
7. STOCKHOLDERS' EQUITY
Share Repurchase Program
On November 13, 2024, the Board of Directors of the Company (the "Board") authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares on the open market, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. The $2.00 billion authorized for purchases under the 2025 Share Repurchase Program is supplemental to the $800.0 million remaining in authorized purchases under the share repurchase program authorized by the Board in May 2022 (the "2022 Share Repurchase Program").
Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024 at a price of $56.41 per share, representing approximately 80 percent of the aggregate purchase price. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The final settlement of the transactions under the ASR Agreements is expected to occur no later than the first quarter of fiscal 2026. The ASR Agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock. The shares received under the ASR Agreements reduced the number of ordinary shares outstanding as of December 28, 2024 by 28,363,766 shares initially purchased. Repurchased shares of common stock will become authorized but unissued shares. As of December 28, 2024 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program and no remaining availability to repurchase shares under the 2025 Share Repurchase Program.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8
Net income (loss)	—	—	—	195.0	—	195.0
Other comprehensive income (loss)	—	—	—	—	34.6	34.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	(31.2)	—	—	(31.2)
Share-based compensation	—	—	19.7	—	—	19.7
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at September 30, 2023	229.2	$2.3	$3,670.7	$(1,102.0)	$(155.3)	$2,415.7
Net income (loss)	—	—	—	322.3	—	322.3
Other comprehensive income (loss)	—	—	—	—	(23.1)	(23.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	2.6	—	—	2.6
Share-based compensation	—	—	22.5	—	—	22.5
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at December 30, 2023	229.4	$2.3	$3,695.8	$(859.9)	$(178.4)	$2,659.8

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2024	230.2	$2.3	$3,762.7	$(722.2)	$(145.9)	$2,896.9
Net income (loss)	—	—	—	186.6	—	186.6
Other comprehensive income (loss)	—	—	—	—	(46.5)	(46.5)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.8	—	7.2	—	—	7.2
Share-based compensation	—	—	19.1	—	—	19.1
Dividends declared ($0.35 per share)	—	—	—	(81.4)	—	(81.4)
Balance at September 28, 2024	233.0	$2.3	$3,789.0	$(617.0)	$(192.4)	$2,981.9
Net income (loss)	—	—	—	310.4	—	310.4
Other comprehensive income (loss)	—	—	—	—	35.8	35.8
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.3	—	72.0	—	—	72.0
Share-based compensation	—	—	21.8	—	—	21.8
Repurchase of common stock, including excise tax	(28.4)	(0.2)	(400.0)	(1,612.8)	—	(2,013.0)
Dividends declared ($0.35 per share)	—	—	—	(72.4)	—	(72.4)
Balance at December 28, 2024	206.9	$2.1	$3,482.8	$(1,991.8)	$(156.6)	$1,336.5

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	(3.3)	—	21.2	17.9
Less: amounts reclassified from accumulated other comprehensive income to earnings	6.4	—	—	6.4
Net current-period other comprehensive income (loss)	(9.7)	—	21.2	11.5
Balances at December 30, 2023	$25.2	$—	$(203.6)	$(178.4)

Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$(145.9)
Other comprehensive income (loss) before reclassifications	2.8	2.8	16.1	21.7
Less: amounts reclassified from accumulated other comprehensive income to earnings	21.6	2.6	8.2	32.4
Net current-period other comprehensive income (loss)	(18.8)	0.2	7.9	(10.7)
Balances at December 28, 2024	$38.3	$—	$(194.9)	$(156.6)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(1.2) million and $(3.0) million as of December 28, 2024 and December 30, 2023, respectively. The amounts reclassified from AOCI are net of tax of $(1.1) million and $2.4 million as of December 28, 2024 and December 30, 2023, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a gain of $10.5 million, net of tax of $(8.6) million, and a loss of $49.4 million, net of tax of $11.4 million, as of December 28, 2024 and December 30, 2023, respectively.
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Euro. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Condensed Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from January 2025 to September 2026. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations. The maturity date of most instruments held as of December 28, 2024 range from January 2025 to March 2025, and such contracts are typically renewed upon maturity if the related balance has not been settled.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of December 28, 2024 and June 29, 2024:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	December 28, 2024	June 29, 2024	Consolidated Balance Sheet Classification	December 28, 2024	June 29, 2024	Consolidated Balance Sheet Classification	December 28, 2024	June 29, 2024
	(millions)
Designated hedge instruments:
FC - Inventory purchases(1)	$694.5	$764.6	Other Current Assets	$42.2	$58.2	Accrued Liabilities	$4.6	$2.2
Net investment hedges(2)	1,590.0	1,450.0	Other Current Assets & Other Assets(4)	33.6	32.2	Accrued Liabilities & Other Liabilities(5)	129.8	139.4
Total designated hedge instruments	$2,284.5	$2,214.6		$75.8	$90.4		$134.4	$141.6
Undesignated hedging instruments:
FC - Intercompany liabilities and loans(3)	224.2	348.2	Other Current Assets	0.4	0.1	Accrued Liabilities	0.1	2.6
Total Hedges	$2,508.7	$2,562.8		$76.2	$90.5		$134.5	$144.2

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
(4)As of December 28, 2024, the Company recorded $14.5 million within Other Current Assets and $19.1 million within Other Assets. As of June 29, 2024, the Company recorded $11.6 million within Other Current Assets and $20.6 million within Other Assets.
(5)As of December 28, 2024, the Company recorded $1.6 million within Accrued Liabilities and $128.2 million within Other Liabilities. As of June 29, 2024, the Company recorded $2.2 million within Accrued Liabilities and $137.2 million within Other Liabilities.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of December 28, 2024 and December 30, 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Six Months Ended
	December 28, 2024	December 30, 2023
	(millions)
Cash flow hedges:
Inventory purchases(1)	$2.4	$4.8
Interest rates(2)	—	(10.4)
Total cash flow hedges	$2.4	$(5.6)
Other:
Net investment hedges(3)	11.4	(5.9)
Total other	$11.4	$(5.9)
Total hedges	$13.8	$(11.5)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Six Months Ended
		December 28, 2024	December 30, 2023
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$23.6	$12.6
Interest rates(2)	Other income (expense)	(0.9)	(8.6)
Total cash flow hedges		$22.7	$4.0
Other:
Net investment hedges(3)	Interest income (expense)	$9.0	$—
Total other
Total hedges		$31.7	$4.0

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
The Company expects that $32.4 million of net derivative gain related to inventory purchases included in Accumulated other comprehensive income at December 28, 2024 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps and forward exchange contracts used as net investment hedges under the spot method. This results in the cross-currency basis spread on the cross-currency swaps and the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. Accordingly, the Company recorded net interest income of $15.7 million and $14.3 million during the six months ended December 28, 2024 and December 30, 2023, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions, except per share data)
Net income (loss)	$310.4	$322.3	$497.0	$517.3

Weighted-average basic shares	219.9	229.3	224.7	228.7
Dilutive securities:
Effect of dilutive securities	5.0	2.4	4.6	3.3
Weighted-average diluted shares	224.9	231.7	229.3	232.0

Net income (loss) per share:
Basic	$1.41	$1.41	$2.21	$2.26
Diluted	$1.38	$1.39	$2.17	$2.23
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 28, 2024 and December 30, 2023, there were 0.7 million and 5.5 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Share-based compensation expense	$21.8	$22.5	$40.9	$42.2
Income tax benefit related to share-based compensation expense	4.1	4.2	7.7	7.9
Stock Options
A summary of stock option activity during the six months ended December 28, 2024 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 29, 2024	8.2
Granted	1.0
Exercised	(2.7)
Forfeited or expired	(0.2)
Outstanding at December 28, 2024	6.3
The weighted-average grant-date fair value of options granted during the six months ended December 28, 2024 and December 30, 2023 was $12.11 and $10.30, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	December 28, 2024	December 30, 2023
Expected term (years)	4.9	5.0
Expected volatility	40.9%	44.8%
Risk-free interest rate	3.8%	4.5%
Dividend yield	3.4%	4.2%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 28, 2024 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 29, 2024	5.2
Granted	1.9
Vested	(2.2)
Forfeited	(0.2)
Non-vested at December 28, 2024	4.7
The weighted-average grant-date fair value of share awards granted during the six months ended December 28, 2024 and December 30, 2023 was $41.39 and $33.66, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 28, 2024 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 29, 2024	1.2
Granted	0.3
Change due to performance condition achievement	—
Vested	(0.3)
Forfeited	(0.1)
Non-vested at December 28, 2024	1.1
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 28, 2024 and December 30, 2023 was $46.72 and $33.59, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 28, 2024	June 29, 2024
	(millions)
Current Debt:
4.250% Senior Notes due 2025	$303.4	$303.4
Total Current Debt	$303.4	$303.4

Long-Term Debt:
USD Senior Notes:
7.050% Senior Notes due 2025	$—	$500.0
7.000% Senior Notes due 2026	—	750.0
4.125% Senior Notes due 2027	396.6	396.6
7.350% Senior Notes due 2028	—	1,000.0
5.100% Senior Notes due 2030	750.0	—
7.700% Senior Notes due 2030	—	1,000.0
3.050% Senior Notes due 2032	500.0	500.0
7.850% Senior Notes due 2033	—	1,250.0
5.500% Senior Notes due 2035	750.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	—	535.6
5.375% EUR Senior Notes due 2027(1)	—	535.6
5.875% EUR Senior Notes due 2031(1)	—	535.6
Total long-term debt	$2,396.6	$7,003.4
Less: Unamortized discount and debt issuance costs on Senior Notes	(19.2)	(66.2)
Total long-term debt, net	$2,377.4	$6,937.2

(1)The carrying amounts of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
During the three and six months ended December 28, 2024, the Company recognized interest expense related to its debt of $85.8 million and $209.0 million, respectively. During the three and six months ended December 30, 2023, the Company recognized interest expense related to its debt of $88.6 million and $110.9 million, respectively.
During the three and six months ended December 28, 2024, the Company recognized Loss on extinguishment of debt of $120.1 million primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the second quarter of fiscal 2025. There was no Loss on extinguishment of debt recognized by the Company during the three and six months ended December 30, 2023.
Capri Holdings Limited Acquisition Related Debt Transactions:
In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion Capri Acquisition USD Senior Notes and €1.50 billion Capri Acquisition EUR Senior Notes which, together with the $1.40 billion of delayed draw Capri Acquisition Term Loan Facilities executed on August 30, 2023, completed the expected financing for the Capri Acquisition.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
On November 13, 2024, the Parties entered into a Termination Agreement, pursuant to which it was agreed that the Merger Agreement was terminated, effective immediately. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the Indenture, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition USD Senior Notes and Capri Acquisition EUR Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Capri Acquisition Term Loan Credit Agreement was terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 5, "Acquisitions," for further information. A summary of the Capri Holdings Limited acquisition debt related transactions is as follows:
Capri Acquisition Term Loan Facilities
On August 30, 2023, the Company entered into a definitive credit agreement (such agreement, the "Capri Acquisition Term Loan Credit Agreement"), whereby Bank of America, N.A, as administrative agent, and the other agents party thereto, and a syndicate of banks and financial institutions have committed to lend the Company, subject to the satisfaction or waiver of the conditions set forth in the Capri Acquisition Term Loan Credit Agreement, the Capri Acquisition Term Loan Facilities consisting of a $1.05 billion unsecured term loan facility maturing three years after the term loans thereunder are borrowed (the “Three-Year Term Loan Facility”) and a $350.0 million term loan facility maturing five years after the term loans thereunder are borrowed (the “Five-Year Term Loan Facility”). On November 13, 2024, the Capri Acquisition Term Loan Credit Agreement was terminated concurrently with the execution of the Termination Agreement.
Capri Acquisition USD Senior Notes
On November 27, 2023, the Company issued $4.50 billion aggregate principal amount of the Capri Acquisition USD Senior Notes, consisting of $500.0 million aggregate principal amount of 7.050% senior unsecured notes due November 27, 2025 at 99.890% of par (the “7.050% Senior Notes due 2025”), $750.0 million aggregate principal amount of 7.000% senior unsecured notes due November 27, 2026 at 99.803% of par (the “7.000% Senior Notes due 2026”), $1.00 billion aggregate principal amount of 7.350% senior unsecured notes due November 27, 2028 at 99.724% (the “7.350% Senior Notes due 2028”), $1.00 billion aggregate principal amount of 7.700% Senior Notes due November 27, 2030 at 99.712% of par (the “7.700% Senior Notes due 2030”) and $1.25 billion aggregate principal amount of our 7.850% Senior Notes due November 27, 2033 at 99.475% (the “7.850% Senior Notes due 2033").
Due to the termination of the Merger Agreement, on November 25, 2024, the Company redeemed the Capri Acquisition USD Senior Notes with cash on hand at a redemption price equal to 101% of their principal amount. As a result of the redemption prior to their scheduled maturities, the Company was subject to a redemption premium of $45.0 million paid on the Capri Acquisition USD Senior Notes upon such redemption. Additionally, the Company recognized $41.2 million of unamortized debt issuance costs and discounts in connection with the redemption. These redemption premiums, as well as unamortized debt issuance costs and discounts, were recorded as a Loss on extinguishment of debt during the second quarter of fiscal 2025.
Capri Acquisition EUR Senior Notes
On November 27, 2023, the Company issued €1.50 billion aggregate principal amount of the Capri Acquisition EUR Senior Notes, consisting of €500.0 million aggregate principal amount of 5.350% senior unsecured notes due November 27, 2025 at 99.878% of par (the “5.350% EUR Senior Notes due 2025”), €500.0 million aggregate principal amount of 5.375% senior unsecured notes due November 27, 2027 at 99.723% of par (the 5.375% EUR Senior Notes due 2027”) and €500.0 million aggregate principal amount of our 5.875% senior unsecured notes due November 27, 2031 at 99.248% of par (the “5.875% EUR Senior Notes due 2031").
Due to the termination of the Merger Agreement, on November 25, 2024, the Company redeemed the Capri Acquisition EUR Senior Notes with cash on hand at a redemption price equal to 101% of their principal amount. As a result of the redemption prior to their scheduled maturities, the Company was subject to a redemption premium of $16.2 million paid on the Capri Acquisition EUR Senior Notes upon such redemption. Additionally, the Company recognized $13.8 million of unamortized debt issuance costs and discounts in connection with the redemption. These redemption premiums, as well as unamortized debt issuance costs and discounts, were recorded as a Loss on extinguishment of debt during the second quarter of fiscal 2025.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Other Debt Transactions:
$2.00 Billion Revolving Credit Facility
On August 30, 2023, pursuant to that certain Amendment No. 1 to the Credit Agreement (the "Amendment"), the Company amended its Existing Credit Agreement (as defined below), originally dated as of May 11, 2022, among the Company, as borrower, certain of our subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and the financial institutions parties thereto as lenders (the "Existing Credit Agreement", and as amended by the Amendment, the "Amended Credit Agreement"). Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided increases to the aggregate commitments to the revolving facility under the Existing Credit Agreement from $1.25 billion to $2.00 billion (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on May 11, 2027.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). During the second quarter of fiscal 2025, the Company executed $1.00 billion of borrowings under the Revolving Credit Facility used to partially fund the share repurchases under the ASR Agreements and for general corporate purposes. Subsequently, on December 11, 2024, the Company issued $1.50 billion of senior unsecured notes (as defined below, the 2030 and 2035 Senior Notes) and the funds were partially used to repay the borrowings under the Revolving Credit Facility on December 11, 2024. On December 20, 2024, the Company entered into Amendment No. 2 to the Credit Agreement to update the definition of Consolidated EBITDAR to account for any extraordinary, unusual, infrequent or non-recurring costs, expenses or losses paid in cash during such period that are related to the Capri Acquisition. There were no outstanding borrowings on the Revolving Credit Facility as of December 28, 2024.
Term Loan Credit Agreement
During the second quarter of fiscal 2025, the Company entered into a $750.0 million senior unsecured term loan facility pursuant to the Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, and appointed BofA Securities, Inc. and Morgan Stanley Senior Lending, Inc. as joint lead arrangers and joint bookrunners, used to partially fund the share repurchases under the ASR Agreements, and for general corporate purposes. Borrowings under the Term Loan Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) an alternative base rate or (ii) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent). On November 26, 2024, the Company drew down in full, the $750.0 million loan principal under the Term Loan Credit Agreement. The loan was due to mature six months after the date the loan was funded. Subsequently, the Company repaid the borrowings in two tranches with $250.0 million repaid on December 5, 2024 and $500.0 million repaid on December 11, 2024.
2030 and 2035 Senior Notes
On December 11, 2024, the Company issued $1.50 billion of senior unsecured notes, consisting of $750.0 million aggregate principal amount of 5.100% senior unsecured notes due March 11, 2030 at 99.876% of par (the “5.100% Senior Notes due 2030”) and $750.0 million aggregate principal amount of 5.500% senior unsecured notes due March 11, 2035 at 99.864% of par (the “5.500% Senior Notes due 2035”, together with the 5.100% Senior Notes due 2030, the "2030 and 2035 Senior Notes"). The net proceeds of this offering together with cash on hand, was used to repay the loans outstanding under the Term Loan Credit Agreement and to repay borrowings under the Revolving Credit Facility. The Company will pay interest semi-annually on the 2030 and 2035 Senior Notes on March 11 and September 11 of each year, commencing on September 11, 2025.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Term Loan due 2027
On May 11, 2022, pursuant to the Existing Credit Agreement, the Company entered into an unsecured $500.0 million Term Loan (the “Term Loan due 2027”) which was scheduled to mature on May 11, 2027. The Term Loan due 2027 amortizes in an amount equal to 5.000% per annum, with payments made quarterly. Borrowings under the Term Loan due 2027 bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a pricing grid based on the ratio (a) consolidated debt to (b) consolidated EBITDAR. The Company repaid its outstanding borrowings under the Term Loan due 2027 on May 31, 2024.
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
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $34 million), which includes a loan of up to RMB 85.0 million (approximately $12 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2 million) and Accounts payable financing of up to RMB 150.0 million (approximately $20 million). As of December 28, 2024, there were no borrowings, bank guarantees or Accounts Payable financing outstanding under the China Credit Facility.
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
Under the Amended Credit Agreement, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00. As of December 28, 2024, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at December 28, 2024 and June 29, 2024 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy:

	December 28, 2024	June 29, 2024
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	$302.2	$300.2
7.050% Senior Notes due 2025	—	508.1
7.000% Senior Notes due 2026	—	770.7
4.125% Senior Notes due 2027	387.6	378.2
7.350% Senior Notes due 2028	—	1,036.5
5.100% Senior Notes due 2030	741.4	—
7.700% Senior Notes due 2030	—	1,042.9
3.050% Senior Notes due 2032	423.7	402.9
7.850% Senior Notes due 2033	—	1,311.3
5.500% Senior Notes due 2035	729.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	—	543.8
5.375% EUR Senior Notes due 2027(1)	—	550.8
5.875% EUR Senior Notes due 2031(1)	—	556.4

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 28, 2024 and June 29, 2024:

	Level 1		Level 2
	December 28, 2024	June 29, 2024	December 28, 2024	June 29, 2024
	(millions)
Assets:
Cash equivalents(1)	$195.2	$437.4	$12.1	$29.7
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	—	865.2
Government securities - U.S.(2)	—	178.2	—	—
Corporate debt securities - U.S.(2)	—	—	—	—
Corporate debt securities - non U.S.(2)	—	—	—	—
Other	—	—	19.0	17.8
Long-term investments:
Other	—	—	1.3	1.3
Derivative assets:
Inventory-related instruments(3)	—	—	42.2	58.2
Net investment hedges(3)	—	—	33.6	32.2
Intercompany loans and payables(3)	—	—	0.4	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	4.6	2.2
Net investment hedges(3)	—	—	129.8	139.4
Intercompany loans and payables(3)	—	—	0.1	2.6

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
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three and six months ended December 28, 2024 and December 30, 2023.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of December 28, 2024 and June 29, 2024:

	December 28, 2024			June 29, 2024
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$865.2	$—	$865.2
Government securities - U.S.(1)	—	—	—	178.2	—	178.2
Corporate debt securities - U.S.(1)	—	—	—	—	—	—
Available-for-sale investments, total	$—	$—	$—	$1,043.4	$—	$1,043.4
Other:
Time deposits(1)	$0.6	$—	$0.6	$0.6	$—	$0.6
Other	19.0	1.3	20.3	17.8	1.3	19.1
Total Investments	$19.6	$1.3	$20.9	$1,061.8	$1.3	$1,063.1

(1)These securities, as of period end, have maturity dates during their respective fiscal years and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
The Company recognized a pre-tax gain of $2.1 million and $2.6 million on available-for-sale investments during the three and six months ended December 28, 2024, respectively. These gains are included within Other expense (income) on the Condensed Consolidated Statements of Operations. Additionally, the Company has no material unrealized gains on available-for-sale investments as of December 28, 2024 included within Comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income (Loss).
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the period ended June 29, 2024.
14. INCOME TAXES
The Company's effective tax rate for the three and six months ended December 28, 2024, was 10.1% and 13.0%, respectively. The Company's effective tax rate for the three and six months ended December 30, 2023, was 20.0% and 19.4%, respectively. The decrease in effective tax rate for the three and six months ended December 28, 2024 as compared to the three and six months ended December 30, 2023 was primarily due to discrete items recorded during the period and geographic mix of earnings.
15. COMMITMENTS AND CONTINGENCIES
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into the Merger Agreement. On November 13, 2024, the Company entered into the Termination Agreement, pursuant to which the Merger Agreement was terminated, effective immediately. The Parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby. Refer to Note 5, "Acquisitions" for further information.
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $25.9 million and $28.4 million outstanding at December 28, 2024 and June 29, 2024, respectively. The agreements, which expire at various dates through fiscal year 2040, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Other
The Company had other contractual cash obligations as of December 28, 2024 related to debt repayments. Refer to Note 11, "Debt," for further information.
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
On December 23, 2024 and January 28, 2025, two separate putative securities class actions were filed by plaintiff shareholders in the United States District Court for the District of Delaware against Capri and certain of its officers and against Tapestry and certain of its officers, alleging that during the respective class periods (between August 10, 2023 and October 24, 2024), Capri and Tapestry misrepresented and failed to disclose adverse facts about Capri’s business, operations, market dynamics, and the prospects for approval of the Capri Acquisition, which were known to defendants or recklessly disregarded by them. The complaints, which each allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 promulgated thereunder, seek unspecified compensatory damages, costs and expenses, and equitable relief. The Company intends to vigorously defend itself in these matters.
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
In addition to these reportable segments, the Company has certain corporate expenses that are not directly attributable to its brands ("Corporate expenses"); therefore, they are not allocated to its segments. Such costs primarily include certain overhead expenses related to corporate functions as well as certain administration, corporate occupancy, information technology and depreciation costs.
The following table summarizes net sales of each of the Company's segments for the three and six months ended December 28, 2024 and December 30, 2023:

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Segment net sales:
Coach	$1,709.3	$1,541.9	$2,879.9	$2,699.3
Kate Spade	416.4	460.4	699.6	763.6
Stuart Weitzman	69.7	82.2	123.4	134.8
Total Net sales:	$2,195.4	$2,084.5	$3,702.9	$3,597.7

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes segment operating profit of each of the Company's segments and reconciliation to Income (loss) before provision for income taxes for the three and six months ended December 28, 2024 and December 30, 2023:

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Segment operating profit:
Coach	$620.9	$528.3	$1,007.5	$899.6
Kate Spade	68.0	72.1	95.0	98.7
Stuart Weitzman	(1.0)	1.4	(8.4)	(7.2)
Total segment operating profit:	$687.9	$601.8	$1,094.1	$991.1
Unallocated corporate expenses(1)	195.1	154.2	349.3	290.3
Unallocated other charges, net(2)	147.5	44.5	173.8	59.2
Income (loss) before provision for income taxes	$345.3	$403.1	$571.0	$641.6
The following table summarizes depreciation and amortization expense of each of the Company's segments for the three and six months ended December 28, 2024 and December 30, 2023:

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Depreciation and amortization expense(3):
Coach	$22.6	$20.9	$44.6	$43.9
Kate Spade	7.2	9.5	15.1	19.3
Stuart Weitzman	2.4	2.5	4.5	5.3
Unallocated corporate(1)	8.7	8.6	17.6	17.3
Total Depreciation and amortization expense:	$40.9	$41.5	$81.8	$85.8

(1)    Corporate expenses, which is not a reportable segment, represents certain expenses that are not directly attributable to its brands.
(2)    Includes Loss on extinguishment of debt, Interest expense, net, and Other expense (income).
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
•Results of operations. An analysis of our results of operations in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 and first six months of fiscal 2025 compared to the first six months of fiscal 2024.
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

Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into the Merger Agreement by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri. In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of U.S. dollar-denominated senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, completed the expected financing for the Capri Acquisition. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which was scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger. On November 13, 2024, the Parties entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto and all ancillary agreements contemplated thereby or entered pursuant thereto (the “Termination Date”), effective immediately. Pursuant to the Termination Agreement, the Company agreed to reimburse Capri for its expenses in an amount equal to $45.1 million in cash on November 14, 2024. The Parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby. Following termination of the Merger Agreement, the Parties and the FTC filed a stipulation withdrawing the appeal to the United States Court of Appeals for the Second Circuit on November 19, 2024 and the Second Circuit dismissed the appeal on November 20, 2024. The Parties and the FTC also filed a Joint Motion to dismiss the complaint in the administrative trial on November 15, 2024 and the FTC dismissed the complaint on December 4, 2024. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the indenture governing the Capri Acquisition Senior Notes, as supplemented, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Capri Acquisition Term Loan Facilities were terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 5, "Acquisitions" and Note 11, "Debt" for further information.
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
Current Macroeconomic Conditions and Outlook
During the second quarter of fiscal 2025, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy, and remains unchanged since the first quarter of fiscal 2025. The forecast is below the historical growth average and is reflective of the current volatile environment, including tighter monetary and fiscal policies which have continued to moderate inflation, financial market volatility and the negative economic impacts of geopolitical instability in certain regions of the world.
In the second quarter of fiscal 2025, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, for the three months ended December 28, 2024, increased Net sales of $6.9 million, with no impact to either gross margin or operating margin. For the six months ended December 28, 2024, increased Net sales of $0.8 million, a positive impact to gross margin of approximately 20 basis points which benefited from the Company's hedging activity and approximately 10 basis point positive impact to operating margin.
Currency volatility, geopolitical instability and political uncertainty, such as the potential impact of policies implemented and that may be implemented by the new U.S. Presidential Administration, including, but not limited to, changes to trade agreements, tax legislation or duty rates may also contribute to a worsening of the macroeconomic environment or adversely impact our business. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs.
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
Tax Legislation
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% CAMT on global adjusted financial statement income and a 1% excise tax on share repurchases. The CAMT was effective at the beginning of fiscal 2024 and did not have a material impact on the Company’s effective tax rate.
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

RESULTS OF OPERATIONS
SECOND QUARTER FISCAL 2025 COMPARED TO SECOND QUARTER FISCAL 2024
The following table summarizes results of operations for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,195.4	100.0%	$2,084.5	100.0%	$110.9	5.3%
Gross profit	1,633.1	74.4	1,493.2	71.6	139.9	9.4
SG&A expenses	1,140.3	51.9	1,045.6	50.2	94.7	9.1
Operating income (loss)	492.8	22.4	447.6	21.5	45.2	10.1
Loss on extinguishment of debt	120.1	5.5	—	—	120.1	NM
Interest expense, net	24.5	1.1	49.2	2.4	(24.7)	(50.1)
Other expense (income)	2.9	0.1	(4.7)	(0.2)	7.6	NM
Provision (benefit) for income taxes	34.9	1.6	80.8	3.9	(45.9)	(56.7)
Net income (loss)	310.4	14.1	322.3	15.5	(11.9)	(3.7)
Net income (loss) per share:
Basic	$1.41		$1.41		$—	0.4
Diluted	$1.38		$1.39		$(0.01)	(0.8)

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2025 and fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Second Quarter Fiscal 2025 Items

	Three Months Ended December 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$620.9	$—	$620.9
Kate Spade	68.0	—	68.0
Stuart Weitzman	(1.0)	—	(1.0)
Corporate	(195.1)	(55.4)	(139.7)
Operating income (loss)	$492.8	$(55.4)	$548.2

Net income (loss)	$310.4	$(139.8)	$450.2
Net income (loss) per diluted common share	$1.38	$(0.62)	$2.00
In the second quarter of fiscal 2025, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $197.6 million attributable to the Capri Acquisition. These charges include:
◦Loss on extinguishment of debt - $119.4 million primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the second quarter of fiscal 2025 due to the termination of the Capri Acquisition agreement;
◦SG&A expenses: $55.4 million primarily related to expense reimbursement payment made to Capri and professional fees recorded within Corporate;
◦Interest expense, net: $22.8 million of financing related charges which primarily includes the net impact of the Capri Acquisition Senior Notes.
    These actions taken together negatively impacted operating income by $55.4 million, increased Loss on extinguishment of debt by $119.4 million, increased interest expense by $22.8 million and reduced the provision for income tax by $57.8 million resulting in a net decrease in net income by $139.8 million or $0.62 per diluted share.
Supplemental Segment Data

	Three Months Ended December 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$697.4	$—	$697.4
Kate Spade	205.6	—	205.6
Stuart Weitzman	42.2	—	42.2
Corporate	195.1	55.4	139.7
SG&A expenses	$1,140.3	$55.4	$1,084.9

Second Quarter Fiscal 2024 Items

	Three Months Ended December 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$528.3	$—	$528.3
Kate Spade	72.1	—	72.1
Stuart Weitzman	1.4	—	1.4
Corporate	(154.2)	(28.3)	(125.9)
Operating income (loss)	$447.6	$(28.3)	$475.9

Net income (loss)	$322.3	$(54.4)	$376.7
Net income (loss) per diluted common share	$1.39	$(0.24)	$1.63
In the second quarter of fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $72.4 million attributable to the Capri Acquisition. These charges include $44.1 million of financing related charges recorded in Interest expense, net, which primarily includes Bridge Facility financing fees, and the net impact of the Capri Acquisition Senior Notes, and $28.3 million primarily related to professional fees recorded in SG&A expense within Corporate.
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

Tapestry, Inc. Summary – Second Quarter of Fiscal 2025
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Three Months Ended		Variance
	December 28, 2024	December 30, 2023	Amount	%	Constant Currency Change
	(millions)
Coach	$1,709.3	$1,541.9	$167.4	10.9%	10.5%
Kate Spade	416.4	460.4	(44.0)	(9.6)	(9.7)
Stuart Weitzman	69.7	82.2	(12.5)	(15.2)	(15.5)
Total Tapestry	$2,195.4	$2,084.5	$110.9	5.3	5.0
Net sales in the second quarter of fiscal 2025 increased 5.3% or $110.9 million to $2.20 billion. Excluding the impact of foreign currency, net sales increased by 5.0% or $104.0 million.
•Coach Net Sales increased 10.9% or $167.4 million to $1.71 billion in the second quarter of fiscal 2025. Excluding the impact of foreign currency, net sales increased 10.5% or $161.5 million. This increase in net sales was primarily due to an increase of $135.3 million in DTC sales driven by an increase in both e-commerce and store sales globally, mainly driven by North America, Europe and Greater China. The increase in net sales was also attributed to a $30.3 million increase in wholesale sales, mainly driven by North America and Europe.
•Kate Spade Net Sales decreased 9.6% or $44.0 million to $416.4 million in the second quarter of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 9.7% or $44.7 million. This decrease in net sales was due to a decrease of $49.3 million in DTC sales as a result of lower store and to a lesser extent, e-commerce sales. The decrease in DTC sales was partially offset by a $3.6 million increase in wholesale sales.
•Stuart Weitzman Net Sales decreased 15.2% or $12.5 million to $69.7 million in the second quarter of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 15.5% or $12.8 million.
Gross Profit

	Three Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,318.3	77.1%	$1,147.5	74.4%	$170.8	14.9%
Kate Spade	273.6	65.7	294.4	63.9	(20.8)	(7.1)
Stuart Weitzman	41.2	59.1	51.3	62.4	(10.1)	(19.7)
Tapestry	$1,633.1	74.4	$1,493.2	71.6	$139.9	9.4
Gross profit increased 9.4% or $139.9 million to $1.63 billion in the second quarter of fiscal 2025 from $1.49 billion in the second quarter of fiscal 2024. Gross margin increased 280 basis points to 74.4% in the second quarter of fiscal 2025 from 71.6% in the second quarter of fiscal 2024. This increase in Gross margin was primarily attributed to net pricing improvements. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$697.4	40.8%	$619.2	40.2%	$78.2	12.6%
Kate Spade	205.6	49.3	222.3	48.2	(16.7)	(7.6)
Stuart Weitzman	42.2	60.6	49.9	60.7	(7.7)	(15.3)
Corporate(1)(2)	195.1	NA	154.2	NA	40.9	26.5
Tapestry	$1,140.3	51.9	$1,045.6	50.2	$94.7	9.1
SG&A expenses increased 9.1% or $94.7 million to $1.14 billion in the second quarter of fiscal 2025 as compared to $1.05 billion in the second quarter of fiscal 2024. As a percentage of net sales, SG&A expenses increased to 51.9% during the second quarter of fiscal 2025 from 50.2% during the second quarter of fiscal 2024. Excluding items affecting comparability of $55.4 million in the second quarter of fiscal 2025, SG&A expenses increased 6.6% or $67.6 million to $1.08 billion from $1.02 billion in the second quarter of fiscal 2024. SG&A as a percentage of net sales increased 70 basis points to 49.4% as compared to 48.7% during the second quarter of fiscal 2024. This increase in SG&A as a percentage of net sales was primarily due to higher marketing spend.
(1)In the second quarter of fiscal 2025, Corporate incurred charges affecting comparability of $55.4 million. Excluding those items affecting comparability, SG&A expenses increased 11.0% or $13.8 million to $139.7 million in the second quarter of fiscal 2025 as compared to $125.9 million in the second quarter of fiscal 2024.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$620.9	36.4%	$528.3	34.3%	$92.6	17.5%
Kate Spade	68.0	16.4	72.1	15.7	(4.1)	(5.6)
Stuart Weitzman	(1.0)	(1.5)	1.4	1.7	(2.4)	NM
Corporate	(195.1)	NA	(154.2)	NA	(40.9)	(26.5)
Tapestry	$492.8	22.4	$447.6	21.5	$45.2	10.1
Operating income increased 10.1% or $45.2 million to $492.8 million in the second quarter of fiscal 2025 as compared to $447.6 million in the second quarter of fiscal 2024. Operating margin was 22.4% in the second quarter of fiscal 2025 as compared to 21.5% in the second quarter of fiscal 2024. Excluding items affecting comparability of $55.4 million in the second quarter of fiscal 2025, operating income increased $72.3 million to $548.2 million in the second quarter of fiscal 2025 from $475.9 million in the second quarter of fiscal 2024; and operating margin increased 210 basis points to 24.9% in the second quarter of fiscal 2025 as compared to 22.8% in the second quarter of fiscal 2024. This increase in operating margin was primarily attributed to a 280 basis points increase in gross margin partially offset by an increase of 70 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $92.6 million to $620.9 million in the second quarter of fiscal 2025, resulting in an operating margin increase of 210 basis points to 36.4%, as compared to $528.3 million and 34.3%, respectively, in the second quarter of fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 270 basis points mainly due to net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 60 basis points mainly due to higher marketing spend, partially offset by leverage of occupancy costs due to higher net sales.

•Kate Spade Operating Income decreased $4.1 million to $68.0 million in the second quarter of fiscal 2025 and operating margin increased 70 basis points to 16.4%, as compared to $72.1 million and operating margin of 15.7% in the second quarter of fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 180 basis points mainly due to net pricing improvements and lower duty expenses;
◦SG&A expenses as a percentage of net sales, increased 110 basis points mainly due to deleverage of marketing spend and compensation costs due to lower net sales.
•Stuart Weitzman Operating Income decreased $2.4 million to an operating loss of $(1.0) million in the second quarter of fiscal 2025, resulting in an operating margin decrease of 320 basis points to (1.5)%, as compared to operating income of $1.4 million and operating margin of 1.7% in the second quarter of fiscal 2024.
•Corporate Operating Expenses increased 26.5% or $40.9 million to $195.1 million in the second quarter of fiscal 2025. Excluding items affecting comparability, Corporate operating expenses increased $13.8 million to $139.7 million from $125.9 million in the second quarter of fiscal 2024. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher professional fees and increased compensation costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $120.1 million in the second quarter of fiscal 2025 to $120.1 million as compared to $0.0 million in the second quarter of fiscal 2024. Excluding items affecting comparability, Loss on extinguishment of debt was $0.7 million in the second quarter of fiscal 2025 as compared to $0.0 million in the second quarter of fiscal 2024.
Interest Expense, net
Net interest expense decreased $24.7 million to $24.5 million in the second quarter of fiscal 2025 as compared to $49.2 million in the second quarter of fiscal 2024. Excluding items affecting comparability, net interest expense decreased $3.4 million to $1.7 million from $5.1 million in the second quarter of fiscal 2024. This decrease in net interest expense was mainly due to a decrease in interest expense on the Term Loan due 2027, the favorable impact of the net investment hedges and higher interest income partially offset by higher interest expense on the 2030 and 2035 Senior Notes, Revolving Credit Facility and Term Loan Credit Agreement.
Other Expense (Income)
Other expense (income) increased $7.6 million to Other expense of $2.9 million in the second quarter of fiscal 2025 as compared to Other income of $4.7 million in the second quarter of fiscal 2024. This increase in Other expense was related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 10.1% in the second quarter of fiscal 2025 as compared to 20.0% in the second quarter of fiscal 2024. Excluding items affecting comparability, the effective tax rate was 17.1% in the second quarter of fiscal 2025 as compared to 20.8% in the second quarter of fiscal 2024. This decrease in our effective tax rate was primarily attributable to the excess tax windfall related to the exercise of share-based compensation awards and geographic mix of earnings.
Net Income (Loss)
Net income decreased 3.7% or $11.9 million to $310.4 million in the second quarter of fiscal 2025 as compared to $322.3 million in the second quarter of fiscal 2024. Excluding items affecting comparability, net income increased 19.5% or $73.5 million to $450.2 million in the second quarter of fiscal 2025 from $376.7 million in the second quarter of fiscal 2024.
Net Income (Loss) per Share
Net income per diluted share was $1.38 in the second quarter of fiscal 2025 as compared to net income per diluted share of $1.39 in the second quarter of fiscal 2024. Excluding items affecting comparability, net income per diluted share increased $0.37 to $2.00 in the second quarter of fiscal 2025 from $1.63 in the second quarter of fiscal 2024, primarily due to higher net income and a decrease in shares outstanding.

RESULTS OF OPERATIONS
FIRST SIX MONTHS FISCAL 2025 COMPARED TO FIRST SIX MONTHS FISCAL 2024
The following table summarizes results of operations for the first six months of fiscal 2025 compared to the first six months of fiscal 2024. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,702.9	100.0%	$3,597.7	100.0%	$105.2	2.9%
Gross profit	2,768.0	74.8	2,590.9	72.0	177.1	6.8
SG&A expenses	2,023.2	54.6	1,890.1	52.5	133.1	7.0
Operating income (loss)	744.8	20.1	700.8	19.5	44.0	6.3
Loss on extinguishment of debt	120.1	3.2	—	—	120.1	NM
Interest expense, net	55.2	1.5	62.5	1.7	(7.3)	(11.6)
Other expense (income)	(1.5)	—	(3.3)	(0.1)	1.8	52.8
Provision (benefit) for income taxes	74.0	2.0	124.3	3.5	(50.3)	(40.4)
Net income (loss)	497.0	13.4	517.3	14.4	(20.3)	(3.9)
Net income (loss) per share:
Basic	$2.21		$2.26		$(0.05)	(2.2)
Diluted	$2.17		$2.23		$(0.06)	(2.8)

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first six months of fiscal 2025 and fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Six Months of Fiscal 2025 Items

	Six Months Ended December 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,007.5	$—	$1,007.5
Kate Spade	95.0	—	95.0
Stuart Weitzman	(8.4)	—	(8.4)
Corporate	(349.3)	(88.8)	(260.5)
Operating income (loss)	$744.8	$(88.8)	$833.6

Net income (loss)	$497.0	$(194.8)	$691.8
Net income (loss) per diluted common share	$2.17	$(0.85)	$3.02
In the first six months of fiscal 2025, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $268.4 million attributable to the Capri Acquisition. These charges include:
◦Loss on extinguishment of debt - $119.4 million primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the first six months of fiscal 2025 due to the termination of the Capri Acquisition agreement;
◦SG&A expenses: $88.8 million primarily related to expense reimbursement payment made to Capri and professional fees recorded within Corporate;
◦Interest expense, net: $60.2 million of financing related charges which primarily includes the net impact of the Capri Acquisition Senior Notes.
    These actions taken together negatively impacted operating income by $88.8 million, increased Loss on extinguishment of debt by $119.4 million, increased interest expense by $60.2 million and reduced the provision for income tax by $73.6 million resulting in a net decrease in net income by $194.8 million or $0.85 per diluted share.
Supplemental Segment Data

	Six Months Ended December 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$1,226.9	$—	$1,226.9
Kate Spade	368.2	—	368.2
Stuart Weitzman	78.8	—	78.8
Corporate	349.3	88.8	260.5
SG&A expenses	$2,023.2	$88.8	$1,934.4

First Six Months of Fiscal 2024 Items

	Six Months Ended December 30, 2023
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$899.6	$—	$899.6
Kate Spade	98.7	—	98.7
Stuart Weitzman	(7.2)	—	(7.2)
Corporate	(290.3)	(47.9)	(242.4)
Operating income (loss)	$700.8	$(47.9)	$748.7

Net income (loss)	$517.3	$(75.7)	$593.0
Net income (loss) per diluted common share	$2.23	$(0.33)	$2.56
In the first six months of fiscal 2024, the Company incurred charges as follows:
•Acquisition Costs - Total pre-tax charges of $98.7 million attributable to the Capri Acquisition. These charges include $50.8 million of financing related charges recorded in Interest expense, net, which primarily includes Bridge Facility financing fees, and the net impact of the Capri Acquisition Senior Notes, and $47.9 million primarily related to professional fees recorded in SG&A expense within Corporate.
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

Tapestry, Inc. Summary – First Six Months of Fiscal 2025
Currency Fluctuation Effects
The change in net sales for the first six months of fiscal 2025 compared to the first six months of fiscal 2024 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Six Months Ended		Variance
	December 28, 2024	December 30, 2023	Amount	%	Constant Currency Change
	(millions)
Coach	$2,879.9	$2,699.3	$180.6	6.7%	6.7%
Kate Spade	699.6	763.6	(64.0)	(8.4)	(8.3)
Stuart Weitzman	123.4	134.8	(11.4)	(8.5)	(8.7)
Total Tapestry	$3,702.9	$3,597.7	$105.2	2.9	2.9
Net sales in the first six months of fiscal 2025 increased 2.9% or $105.2 million to $3.70 billion. Excluding the impact of foreign currency, net sales increased by 2.9% or $104.4 million.
•Coach Net Sales increased 6.7% or $180.6 million to $2.88 billion in the first six months of fiscal 2025. Excluding the impact of foreign currency, net sales increased 6.7% or $179.7 million. This increase in net sales was primarily due to an increase of $168.1 million in DTC sales driven by an increase in both e-commerce and store sales, mainly driven by North America and Europe. The increase in net sales was also attributed to a $18.5 million increase in wholesale sales, mainly driven by Europe and Greater China.
•Kate Spade Net Sales decreased 8.4% or $64.0 million to $699.6 million in the first six months of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 8.3% or $63.6 million. This decrease in net sales was due to a decrease of $73.6 million in DTC sales as a result of lower store and to a lesser extent, e-commerce sales. The decrease in DTC sales was partially offset by an increase of $8.5 million in wholesale sales.
•Stuart Weitzman Net Sales decreased 8.5% or $11.4 million to $123.4 million in the first six months of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 8.7% or $11.7 million.
Gross Profit

	Six Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,234.4	77.6%	$2,015.1	74.7%	$219.3	10.9%
Kate Spade	463.2	66.2	493.3	64.6	(30.1)	(6.1)
Stuart Weitzman	70.4	57.0	82.5	61.2	(12.1)	(14.7)
Tapestry	$2,768.0	74.8	$2,590.9	72.0	$177.1	6.8
Gross profit increased 6.8% or $177.1 million to $2.77 billion in the first six months of fiscal 2025 from $2.59 billion in the first six months of fiscal 2024. Gross margin increased 280 basis points to 74.8% in the first six months of fiscal 2025 from 72.0% in the first six months of fiscal 2024. This increase in Gross margin was primarily attributed to net pricing improvements and lower freight costs. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Six Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,226.9	42.5%	$1,115.5	41.3%	$111.4	10.0%
Kate Spade	368.2	52.5	394.6	51.6	(26.4)	(6.7)
Stuart Weitzman	78.8	63.8	89.7	66.5	(10.9)	(12.1)
Corporate(1)(2)	349.3	NA	290.3	NA	59.0	20.3
Tapestry	$2,023.2	54.6	$1,890.1	52.5	$133.1	7.0
SG&A expenses increased 7.0% or $133.1 million to $2.02 billion in the first six months of fiscal 2025 as compared to $1.89 billion in the first six months of fiscal 2024. As a percentage of net sales, SG&A expenses increased to 54.6% during the first six months of fiscal 2025 from 52.5% during the first six months of fiscal 2024. Excluding items affecting comparability of $88.8 million in the first six months of fiscal 2025, SG&A expenses increased 5.0% or $92.2 million to $1.93 billion from $1.84 billion in the first six months of fiscal 2024. SG&A expenses as a percentage of net sales increased 110 basis points to 52.3% compared to 51.2% in the first six months of fiscal 2024. This increase in SG&A as a percentage of net sales was primarily due to higher marketing spend.
(1)In the first six months of fiscal 2025, Corporate incurred charges affecting comparability of $88.8 million. Excluding those items affecting comparability, SG&A expenses increased 7.5% or $18.1 million to $260.5 million in the first six months of fiscal 2025 as compared to $242.4 million in the first six months of fiscal 2024.
(2)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Six Months Ended
	December 28, 2024		December 30, 2023		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,007.5	35.0%	$899.6	33.3%	$107.9	12.0%
Kate Spade	95.0	13.6	98.7	12.9	(3.7)	(3.7)
Stuart Weitzman	(8.4)	(6.8)	(7.2)	(5.3)	(1.2)	(17.4)
Corporate	(349.3)	NA	(290.3)	NA	(59.0)	(20.3)
Tapestry	$744.8	20.1	$700.8	19.5	$44.0	6.3
Operating income increased $44.0 million to $744.8 million in the first six months of fiscal 2025 as compared to $700.8 million in the first six months of fiscal 2024. Operating margin increased to 20.1% in the first six months of fiscal 2025 as compared to 19.5% in the first six months of fiscal 2024. Excluding items affecting comparability of $88.8 million in the first six months of fiscal 2025, operating income increased $84.9 million to $833.6 million from $748.7 million in the first six months of fiscal 2024; and operating margin increased 170 basis points to 22.5% in the first six months of fiscal 2025 as compared to 20.8% in the first six months of fiscal 2024. This increase in operating margin was primarily attributed to a 280 basis points increase in gross margin partially offset by an increase of 110 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $107.9 million to $1.01 billion in the first six months of fiscal 2025, resulting in an operating margin increase of 170 basis points to 35.0%, as compared to $899.6 million and 33.3%, respectively, in the first six months of fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 290 basis points mainly due to net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 120 basis points mainly due to higher marketing spend and an increase in distribution costs.
•Kate Spade Operating Income decreased $3.7 million to $95.0 million in the first six months of fiscal 2025, resulting in an operating margin increase of 70 basis points to 13.6%, as compared to $98.7 million and 12.9%, respectively, in the first six months of fiscal 2024. This decrease in operating margin was primarily attributed to:

◦Gross Margin, increased 160 basis points mainly due to lower duty expenses and lower freight costs;
◦SG&A expenses as a percentage of net sales, increased 90 basis points mainly due to deleverage of marketing spend and compensation costs due to lower net sales.
•Stuart Weitzman Operating Loss increased $1.2 million to a loss of $8.4 million in the first six months of fiscal 2025, resulting in an operating margin decrease of 150 basis points to (6.8)%, as compared to an operating loss of $7.2 million in the first six months of fiscal 2024 and an operating margin of (5.3)%.
•Corporate Operating Expenses increased 20.3% or $59.0 million to $349.3 million in the first six months of fiscal 2025. Excluding items affecting comparability, Corporate operating expenses increased $18.1 million to $260.5 million from $242.4 million in the first six months of fiscal 2024. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher professional fees, higher compensation costs and higher information technology costs, partially offset by lower occupancy costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $120.1 million in the first six months of fiscal 2025 to $120.1 million as compared to $0.0 million in the first six months of fiscal 2024. Excluding items affecting comparability, Loss on extinguishment of debt was $0.7 million in the first six months of fiscal 2025 as compared to $0.0 million in the first six months of fiscal 2024.
Interest Expense, net
Net Interest expense decreased $7.3 million to $55.2 million in the first six months of fiscal 2025 as compared to $62.5 million in the first six months of fiscal 2024. Excluding items affecting comparability, net interest expense decreased $16.7 million to Interest income of $5.0 million from Interest expense of $11.7 million in the first six months of fiscal 2024. This decrease in net interest expense was mainly due to a decrease in interest expense on the Term Loan due 2027 and higher interest income partially offset by higher interest expense on the 2030 and 2035 Senior Notes, Revolving Credit Facility and Term Loan Credit Agreement.
Other Expense (Income)
Other expense (income) decreased $1.8 million to Other income of $1.5 million in the first six months of fiscal 2025 as compared to Other income of $3.3 million in the first six months of fiscal 2024. This decrease in Other income was related to a decrease in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 13.0% in the first six months of fiscal 2025 as compared to 19.4% in the first six months of fiscal 2024. Excluding items affecting comparability, the effective tax rate was 17.6% in the first six months of fiscal 2025 as compared to 19.9% in the first six months of fiscal 2024. This decrease in our effective tax rate was primarily attributable to the geographic mix of earnings and excess tax windfall related to the exercise of share-based compensation awards.
Net Income (Loss)
Net income decreased 3.9% or $20.3 million to $497.0 million in the first six months of fiscal 2025 as compared to $517.3 million in the first six months of fiscal 2024. Excluding items affecting comparability, net income increased $98.8 million to $691.8 million in the first six months of fiscal 2025 from $593.0 million in the first six months of fiscal 2024.
Net Income (Loss) per Share
Net income per diluted share was $2.17 in the first six months of fiscal 2025 as compared to net income per diluted share of $2.23 in the first six months of fiscal 2024. Excluding items affecting comparability, net income per diluted share increased $0.46 to $3.02 in the first six months of fiscal 2025 from $2.56 in the first six months of fiscal 2024, primarily due to higher net income and a decrease in shares outstanding.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, Operating income, Interest expense, Provision for income taxes, Net income and earnings per diluted share in the second quarter and first six months of fiscal 2025 and fiscal 2024 and the reported Loss on extinguishment of debt in the second quarter and first six months of fiscal 2025, reflect certain items affecting comparability, including the impact of Acquisition costs. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
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

FINANCIAL CONDITION
Cash Flows

	Six Months Ended
	December 28, 2024	December 30, 2023	Change
	(millions)
Net cash provided by (used in) operating activities	$625.5	$901.8	$(276.3)
Net cash provided by (used in) investing activities	979.4	(655.0)	1,634.4
Net cash provided by (used in) financing activities	(6,775.8)	5,809.2	(12,585.0)
Effect of exchange rate changes on cash and cash equivalents	12.3	51.0	(38.7)
Net increase (decrease) in cash and cash equivalents	$(5,158.6)	$6,107.0	$(11,265.6)
The Company’s cash and cash equivalents decreased by $5.16 billion in the first six months of fiscal 2025 as compared to an increase of $6.11 billion in the first six months of fiscal 2024, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $276.3 million primarily due to changes in operating assets and liabilities of $259.3 million, lower net income of $20.3 million, as well as higher impact of non-cash adjustments of $3.3 million.
The $259.3 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Inventories were a use of cash of $116.7 million in the first six months of fiscal 2025 compared to a source of cash of $103.8 million in the first six months of fiscal 2024, primarily driven by increased inventory purchases for Coach to support continued sales growth.
•Accrued liabilities were a use of cash of $11.7 million in the first six months of fiscal 2025 compared to a source of cash of $87.0 million in the first six months of fiscal 2024, primarily driven by a decrease in accrued interest due to the repayment of the Capri Acquisition Senior Notes, partially offset by an increase in accrued advertising.
•Other liabilities were a source of cash of $8.8 million in the first six months of fiscal 2025 compared to a use of cash of $29.8 million in the first six months of fiscal 2024, primarily driven by the timing of transfer tax payments.
Net cash provided by (used in) investing activities
Net cash provided by investing activities in the first six months of fiscal 2025 was $979.4 million as compared to a use of cash of $655.0 million in the first six months of fiscal 2024, resulting in a $1.63 billion increase in net cash provided by investing activities.
The $979.4 million of cash provided in the first six months of fiscal 2025 was primarily due to proceeds from maturities and sales of investments of $2.92 billion, partially offset by purchases of investments of $1.89 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
The $655.0 million of cash used in the first six months of fiscal 2024 was primarily due to purchases of investments of $611.3 million, from the proceeds of the senior unsecured notes issued to fund the Capri Acquisition.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $6.78 billion in the first six months of fiscal 2025 as compared to a source of cash of $5.81 billion in the first six months of fiscal 2024, resulting in a net increase of cash used in financing activities of $12.59 billion.
The $6.78 billion of cash used in the first six months of fiscal 2025 was primarily due to the repayment of debt of $6.86 billion, which mainly included the Capri Acquisition Senior Notes, use of cash of $2.01 billion under the Company's accelerated share repurchase program partially offset by proceeds from the issuance of debt of $2.25 billion.
The $5.81 billion source of cash in the first six months of fiscal 2024 was primarily due to proceeds from the issuance of senior unsecured notes to fund the Capri Acquisition of $6.09 billion, partially offset by dividend payments of $160.4 million, as well as payment of debt issuance costs of $78.2 million.

Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $12.3 million as compared to $51.0 million in the first six months of fiscal 2024, primarily driven by the impact of changes in the exchange rate of the United States Dollar against the Euro on the Capri Acquisition EUR Senior Notes.
Financial Condition
The following table presents our financial condition as of December 28, 2024 and June 29, 2024:

	December 28, 2024	June 29, 2024	Change
	(millions)
Cash and cash equivalents(1)	$983.4	$6,142.0	$(5,158.6)
Short-term investments(1)	19.6	1,061.8	(1,042.2)
Current debt(2)	(303.4)	(303.4)	—
Long-term debt(2)	(2,377.4)	(6,937.2)	4,559.8
Total, net	$(1,677.8)	$(36.8)	$(1,641.0)

(1)    As of December 28, 2024, approximately 23% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of December 28, 2024:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Revolving Facility(1)	$2,000.0	$—	$2,000.0
China Credit Facility(1)(2)	34.0	—	34.0
Total	$2,034.0	$—	$2,034.0

(1)    Refer to Note 11, "Debt" for further information on these instruments.
(2)     The carrying amounts of the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the RMB.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of December 28, 2024, there were 18 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Capital Expenditures
During the three and six months ended December 28, 2024, capital expenditures and cloud computing implementation costs were $39.2 million and $68.8 million, respectively. The Company expects total fiscal 2025 capital expenditures and cloud computing cost to be approximately $170 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Share Repurchase Program
On November 13, 2024, the Board of Directors of the Company (the "Board") authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares on the open market, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. The $2.00 billion authorized for purchases under the 2025 Share Repurchase Program is supplemental to the $800.0 million remaining in authorized purchases under the share repurchase program authorized by the Board in May 2022 (the "2022 Share Repurchase Program").
Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024 at a price of $56.41 per share, representing approximately 80 percent of the aggregate purchase price. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The final settlement of the transactions under the ASR Agreements is expected to occur no later than the first quarter of fiscal 2026. The ASR agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock. The shares received under the ASR agreements reduced the number of ordinary shares outstanding as of December 28, 2024 by 28,363,766 shares initially purchased. Repurchased shares of common stock will become authorized but unissued shares. As of December 28, 2024 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program and no remaining availability to repurchase shares under the 2025 Share Repurchase Program.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2024. As of December 28, 2024, there have been no material changes to any of the critical accounting policies.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the second quarter of 2025 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
However, as previously disclosed, on August 10, 2023, the Company entered into a Merger Agreement by and among the Company, Merger Sub and Capri, pursuant to which, among other things, Merger Sub would merge with and into Capri (the “Merger”) with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company ("the Capri Acquisition"). On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which was scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the Merger. On November 13, 2024, the Company, Merger Sub and Capri (collectively, the “Parties”) entered into a Termination Agreement, pursuant to which the Parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto and all ancillary agreements contemplated thereby or entered pursuant thereto, effective immediately. Following termination of the Merger Agreement, the Parties and the FTC filed a stipulation withdrawing the appeal to the United States Court of Appeals for the Second Circuit on November 19, 2024 and the Second Circuit dismissed the appeal on November 20, 2024. The Parties and the FTC also filed a Joint Motion to dismiss the complaint in the administrative trial on November 15, 2024 and the FTC dismissed the complaint on December 4, 2024.
On December 23, 2024 and January 28, 2025, two separate putative securities class actions were filed by plaintiff shareholders in the United States District Court for the District of Delaware against Capri and certain of its officers and against Tapestry and certain of its officers, alleging that during the respective class periods (between August 10, 2023 and October 24, 2024), Capri and Tapestry misrepresented and failed to disclose adverse facts about Capri’s business, operations, market dynamics, and the prospects for approval of the Capri Acquisition, which were known to defendants or recklessly disregarded by them. The complaints, which each allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 promulgated thereunder, seek unspecified compensatory damages, costs and expenses, and equitable relief. The Company intends to vigorously defend itself in these matters.
ITEM 1A. RISK FACTORS
Refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the Company's purchases of shares of common stock during the second quarter of fiscal 2025 related to the Company's share repurchase programs:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)(3)
	(millions, except share data and per share data)
September 29, 2024 - November 2, 2024	—	$—	—	$800.0
November 3, 2024 - November 30, 2024	28,363,766	56.41	28,363,766	800.0
December 1, 2024 - December 28, 2024	—	—	—	800.0
Total	28,363,766		28,363,766

(1)    In accordance with applicable disclosure requirements, the “Average Price per Share” figures presented above are calculated on an execution date (trade date) basis and exclude commissions and other expenses, such as excise taxes.
(2)    On May 12, 2022, the Company announced that its Board of Directors (the "Board") authorized a common stock repurchase program to repurchase up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). Purchases of the Company's common stock under this program were executed through open market purchases, including through purchase agreements under Rule 10b5-1. As of December 28, 2024 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program.
(3)    On November 13, 2024, the Board authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares on the open market, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024 at an initial price of $56.41 per share, representing approximately 80 percent of the aggregate purchase price. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The final settlement of the transactions under the ASR Agreements is expected to occur no later than the first quarter of fiscal 2026. As of December 28, 2024, the Company had no remaining availability to repurchase shares under the 2025 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended December 28, 2024.

ITEM 6. EXHIBITS

4.1
Base Indenture, dated as of December 11, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024.

4.2
First Supplemental Indenture, dated as of December 11, 2024, relating to the 5.100% senior unsecured notes due 2030 and the 5.500% senior unsecured notes due 2035, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024.

4.3
Form of 5.100% senior unsecured notes due 2030 (included in the First Supplemental Indenture), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024.

4.4
Form of 5.500% senior unsecured notes due 2035 (included in the First Supplemental Indenture), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024.

10.1
Termination Agreement, dated November 13, 2024, by and among the Company, Sunrise Merger Sub, Inc. and Capri Holdings Limited, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024.

10.2	Form of ASR Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2024.
10.3
Term Loan Credit Agreement dated November 21, 2024 by and among the Company, Bank of America, N.A., as administrative agent, BofA Securities, Inc. and Morgan Stanley Senior Lending, Inc., as joint lead arrangers and joint bookrunners and the lenders party thereto, incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2024.

10.4*
Amendment No. 2, dated as of December 20, 2024, to the Credit Agreement, dated as of May 11, 2022 (as amended by Amendment No. 1, dated as of August 30, 2023) among the Company, the foreign subsidiary borrowers party thereto, the lenders party thereto and the administrative agent.

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
Dated: February 6, 2025