Form 10-Q
period 2025-03-29
TAPESTRY, INC.
filed 2025-05-08
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 25, 2025, the Registrant had 207,690,147 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "if," "continue," "project," "assumption," "should," "expect," "confidence," "goals," "trends," "anticipate," "intend," "estimate," "on track," "future," "well positioned to," "plan," "potential," "position," "deliver," "believe," "seek," "see," "will," "would," "uncertain," "achieve," "strategic," "growth," "target," "guidance," "forecast," "outlook," "commit," "innovation," "drive," "leverage," "generate," "enhance," "effort," "progress," "we can stretch what’s possible," similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of international trade disputes and the risks associated with potential changes to international trade agreements, including the imposition or threat of imposition of new or increased tariffs or retaliatory tariffs implemented by countries where our manufacturers are located as well as the imposition of additional duties on the products we import; (ii) the impact of economic conditions, recession and inflationary measures; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) the impact of tax and other legislation; (vi) our ability to successfully implement the initiatives under our 2025 growth strategy; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to successfully identify and implement any sales, acquisitions or strategic transactions on attractive terms or at all, including our proposed sale of the Stuart Weitzman Business; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (x) our ability to control costs; (xi) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xii) the risk of cyber security threats and privacy or data security breaches; (xiii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiv) the risks associated with climate change and other corporate responsibility issues; (xv) our ability to protect against infringement of our trademarks and other proprietary rights; and (xvi) the impact of pending and potential future legal proceedings and (xvii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2025	June 29, 2024
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,037.7	$6,142.0
Short-term investments	19.3	1,061.8
Trade accounts receivable, less allowances for credit losses of $5.6 and $6.9, respectively	255.8	228.2
Inventories	873.5	824.8
Income tax receivable	276.4	236.2
Prepaid expenses	132.9	170.9
Other current assets	92.1	139.8
Assets held for sale	173.7	—
Total current assets	2,861.4	8,803.7
Property and equipment, net of accumulated depreciation of $1,186.2 and $1,263.3, respectively	485.2	514.7
Operating lease right-of-use assets	1,231.8	1,314.4
Goodwill	1,215.8	1,204.1
Intangible assets	1,331.1	1,353.6
Deferred income taxes	43.3	44.1
Other assets	137.6	161.7
Total assets	$7,306.2	$13,396.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$393.3	$452.2
Accrued liabilities	584.4	656.3
Current portion of operating lease liabilities	280.6	299.7
Current debt	319.9	303.4
Liabilities held for sale	49.7	—
Total current liabilities	1,627.9	1,711.6
Long-term debt	2,377.1	6,937.2
Long-term operating lease liabilities	1,130.1	1,224.2
Deferred income taxes	286.2	251.3
Other liabilities	391.1	375.1
Total liabilities	5,812.4	10,499.4

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value per share) issued and outstanding - 207.7 million and 230.2 million shares, respectively	2.1	2.3
Additional paid-in-capital	3,585.4	3,762.7
Retained earnings (accumulated deficit)	(1,913.5)	(722.2)
Accumulated other comprehensive income (loss)	(180.2)	(145.9)
Total stockholders' equity	1,493.8	2,896.9
Total liabilities and stockholders' equity	$7,306.2	$13,396.3
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,584.6	$1,482.4	$5,287.5	$5,080.1
Cost of sales	378.8	375.0	1,313.7	1,381.8
Gross profit	1,205.8	1,107.4	3,973.8	3,698.3
Selling, general and administrative expenses	952.1	903.1	2,975.3	2,793.2
Operating income (loss)	253.7	204.3	998.5	905.1
Loss on extinguishment of debt	—	—	120.1	—
Interest expense, net	15.4	32.0	70.6	94.5
Other expense (income)	(0.8)	2.8	(2.3)	(0.5)
Income (loss) before provision for income taxes	239.1	169.5	810.1	811.1
Provision (benefit) for income taxes	35.8	30.1	109.8	154.4
Net income (loss)	$203.3	$139.4	$700.3	$656.7
Net income (loss) per share:
Basic	$0.98	$0.61	$3.19	$2.87
Diluted	$0.95	$0.60	$3.12	$2.82
Shares used in computing net income (loss) per share:
Basic	207.3	229.5	219.5	229.0
Diluted	213.9	234.2	224.8	232.8
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$203.3	$139.4	$700.3	$656.7
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(21.3)	21.9	(40.1)	12.2
Unrealized gains (losses) on available-for-sale investments, net	—	—	0.2	—
Foreign currency translation adjustments	(2.3)	(0.7)	5.6	20.5
Other comprehensive income (loss), net of tax	(23.6)	21.2	(34.3)	32.7
Comprehensive income (loss)	$179.7	$160.6	$666.0	$689.4
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 29, 2025	March 30, 2024
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$700.3	$656.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	119.8	125.8
Provision for bad debt	3.0	2.7
Loss on extinguishment of debt	120.1	—
Share-based compensation	65.1	65.8
Amortization of cloud computing arrangements	43.6	41.1
Deferred income taxes	41.7	53.1
Changes to lease related balances, net	(26.8)	(33.2)
Other non-cash charges, net	(34.4)	12.3
Changes in operating assets and liabilities:
Trade accounts receivable	(43.8)	(62.7)
Inventories	(132.7)	91.6
Accounts payable	(45.6)	(50.3)
Accrued liabilities	(68.9)	94.2
Other liabilities	5.8	(30.0)
Other assets	22.6	32.5
Net cash provided by (used in) operating activities	769.8	999.6
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(1,886.1)	(1,126.0)
Proceeds from maturities and sales of investments	2,921.7	702.6
Purchases of property and equipment	(87.4)	(62.7)
Net cash provided by (used in) investing activities	948.2	(486.1)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(226.5)	(240.9)
Repurchase of common stock	(1,665.3)	—
Share repurchase not yet settled	(350.0)	—
Proceeds from issuance of debt, net of discount	2,248.1	6,089.5
Payment of debt issuance costs	(13.4)	(78.3)
Payment of debt extinguishment costs	(63.5)	—
Repayment of debt	(6,859.9)	(18.8)
Proceeds from share-based awards	142.3	15.0
Taxes paid to net settle share-based awards	(35.7)	(32.0)
Proceeds from revolving credit facility	1,016.5	—
Repayment of revolving credit facility	(1,000.0)	—
Payments of finance lease liabilities	(1.0)	(0.9)
Net cash provided by (used in) financing activities	(6,808.4)	5,733.6
Effect of exchange rate changes on cash and cash equivalents	15.4	1.9
Net (decrease) increase in cash and cash equivalents, including cash classified within assets held for sale	(5,075.0)	6,249.0
Less: net (decrease) increase in cash classified within current assets held for sale	(29.3)	—
Net (decrease) increase in cash and cash equivalents	(5,104.3)	6,249.0
Cash and cash equivalents at beginning of period	6,142.0	726.1
Cash and cash equivalents at end of period	$1,037.7	$6,975.1
Supplemental information:
Cash paid for income taxes, net	$151.2	$152.1
Cash paid for interest	$349.8	$73.6
Non-cash investing activity - property and equipment obligations	$19.6	$18.2
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
The Coach, Kate Spade and Stuart Weitzman segments include global sales of products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses. On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc (the “Purchaser”) pursuant to which the Company will sell the Stuart Weitzman Business (defined below). The transaction is expected to close in the summer of 2025, subject to customary closing conditions. Refer to Note 5, "Acquisitions and Divestitures," for further information.
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
The results of operations, cash flows and comprehensive income for the nine months ended March 29, 2025 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2025 ("fiscal 2025").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2025 will be a 52-week period. Fiscal 2024, ended on June 29, 2024, was also a 52-week period. The third quarter of fiscal 2025 ended on March 29, 2025 and the third quarter of fiscal 2024 ended on March 30, 2024, both of which were 13-week periods.
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
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of March 29, 2025 and June 29, 2024, $246.4 million and $294.9 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Condensed Consolidated Balance Sheets.
Reclassification
A reclassification has been made to the prior period's financial information to conform to the current period's presentation. Amortization of cloud computing arrangements of $41.1 million during the nine months ended March 30, 2024 has been reclassified out of Other assets and into Amortization of cloud computing arrangements within the Company’s Condensed Consolidated Statements of Cash Flows.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
4. REVENUE
The Company recognizes revenue primarily from sales of the products of its brands through our DTC business, which includes our retail stores and e-commerce sites, along with our wholesale business. The Company also generates revenue from royalties related to licensing its trademarks, as well as sales in ancillary business channels. In all cases, revenue is recognized upon the transfer of control of the promised products or services to the customer, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the nine months ended March 29, 2025.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended March 29, 2025
Coach	$738.0	$258.2	$198.3	$99.0	$1,293.5
Kate Spade	180.0	10.9	33.8	20.2	244.9
Stuart Weitzman	33.7	9.8	—	2.7	46.2
Total	$951.7	$278.9	$232.1	$121.9	$1,584.6

Three Months Ended March 30, 2024
Coach	$620.3	$243.3	$201.0	$81.0	$1,145.6
Kate Spade	216.7	11.7	33.9	18.4	280.7
Stuart Weitzman	37.0	15.9	—	3.2	56.1
Total	$874.0	$270.9	$234.9	$102.6	$1,482.4

Nine Months Ended March 29, 2025
Coach	$2,551.9	$714.8	$591.0	$315.7	$4,173.4
Kate Spade	740.7	33.4	99.1	71.3	944.5
Stuart Weitzman	120.7	37.6	0.3	11.0	169.6
Total	$3,413.3	$785.8	$690.4	$398.0	$5,287.5

Nine Months Ended March 30, 2024
Coach	$2,323.7	$692.8	$585.9	$242.5	$3,844.9
Kate Spade	844.6	33.8	102.1	63.8	1,044.3
Stuart Weitzman	125.3	53.6	1.3	10.7	190.9
Total	$3,293.6	$780.2	$689.3	$317.0	$5,080.1

(1)    Greater China includes mainland China, Hong Kong SAR and Macao SAR, and Taiwan.
(2)    Other Asia includes Japan, Malaysia, Australia, South Korea, Singapore, and other countries primarily within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of March 29, 2025 and June 29, 2024 was $51.2 million and $45.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the nine months ended March 29, 2025, net sales of $17.8 million were recognized from amounts recorded as deferred revenue as of June 29, 2024. For the nine months ended March 30, 2024, net sales of $25.3 million were recognized from amounts recorded as deferred revenue as of July 1, 2023.
5. ACQUISITIONS AND DIVESTITURES
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) pursuant to which the Company will sell the Stuart Weitzman Business (as defined below). The Purchaser will acquire certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for total cash consideration of $105.0 million (the "Purchase Price"). The Purchase Price will be subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. The transaction is expected to close in the summer of 2025, subject to customary closing conditions (the "Stuart Weitzman Business Divestiture").
During the third quarter of fiscal 2025, the Company determined that certain assets and liabilities related to the Company's Stuart Weitzman Business met the criteria for classification as held for sale. The planned sale of the Stuart Weitzman Business does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore does not qualify for presentation as a discontinued operation. The assets and liabilities of the Stuart Weitzman Business are recorded at the lower of their carrying values or estimated fair values, less any costs to sell. In connection with the held for sale classification, the Company recognized a loss of $12.7 million during the quarter ended March 29, 2025 on the remeasurement of the business held for sale.
During the three and nine months ended March 29, 2025, the Company incurred total pre-tax charges related to the Stuart Weitzman Business Divestiture of $18.6 million primarily due to the loss on remeasurement of the business held for sale, store impairment, professional fees and share-based compensation expense which were recorded in selling, general and administrative ("SG&A") expenses mainly within the Corporate segment on the Company's Condensed Consolidated Statements of Operations.
As of March 29, 2025, the assets and liabilities relating to the Stuart Weitzman Business are presented in the Condensed Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale. Long-lived assets classified as held for sale are not depreciated or amortized.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table presents the major classes of assets and liabilities that were classified as assets and liabilities held for sale, respectively, in the Condensed Consolidated Balance Sheets:

March 29, 2025
(millions)
Assets held for sale:
Cash and cash equivalents	$29.3
Trade accounts receivable, net	10.3
Inventories	86.5
Prepaid expenses	1.0
Other current assets	7.5
Property and equipment, net	7.1
Operating lease right-of-use assets	24.1
Intangible assets	18.2
Deferred income taxes	0.2
Other assets	2.2
Allowance for reduction of assets held for sale(1)	(12.7)
Total assets held for sale	$173.7

Liabilities held for sale:
Accounts payable	$8.0
Accrued liabilities	12.2
Current portion of operating lease liabilities	9.0
Long-term operating lease liabilities	18.8
Other liabilities	1.7
Total liabilities held for sale	$49.7

(1)In connection with the held for sale classification, the Company recognized a $12.7 million loss on the remeasurement of the assets and liabilities of the Stuart Weitzman Business. This impairment was charged to a contra asset account, Allowance for reduction of assets held for sale, within Total assets held for sale.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
During the nine months ended March 29, 2025, the Company incurred $268.4 million in pre-tax expenses primarily related to Loss on extinguishment of debt as a result of the redemption of the Capri Acquisition Senior Notes, financing-related expenses, expense reimbursement payment made to Capri and professional fees.
During the three months ended March 30, 2024, the Company incurred $67.9 million in pre-tax expenses primarily related to professional fees and financing-related expenses. During the nine months ended March 30, 2024, the Company incurred $166.6 million in pre-tax expenses primarily related to financing-related expenses and professional fees.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 29, 2024	$578.0	$626.1	$—	$1,204.1
Foreign exchange impact	10.4	1.3	—	11.7
Balance at March 29, 2025	$588.4	$627.4	$—	$1,215.8
Intangible Assets
Intangible assets consist of the following:

	March 29, 2025			June 29, 2024
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships(1)	$45.6	$(24.3)	$21.3	$100.3	$(56.5)	$43.8
Total intangible assets subject to amortization	45.6	(24.3)	21.3	100.3	(56.5)	43.8
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,355.4	$(24.3)	$1,331.1	$1,410.1	$(56.5)	$1,353.6

(1)    As of March 29, 2025, $18.2 million related to the net carrying value of customer relationships of the Stuart Weitzman Business were reclassified to Assets held for sale in the Company's Condensed Consolidated Balance Sheet. Refer to Note 5, "Acquisitions and Divestitures," for further information.
Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended March 29, 2025 was $1.1 million and $4.4 million, respectively. Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended March 30, 2024 was $1.7 million and $4.9 million, respectively.
As of March 29, 2025, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2025	$0.8
Fiscal 2026	3.0
Fiscal 2027	3.0
Fiscal 2028	3.0
Fiscal 2029	3.0
Fiscal 2030 and thereafter	8.5
Total	$21.3
The expected amortization expense above reflects remaining useful life of approximately 7.3 years for customer relationships.

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
Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price ("VWAP") of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The difference between the initially delivered shares and the total number of shares purchased will be settled in four tranches, no later than the first quarter of fiscal 2026. The ASR Agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock. Repurchased shares of common stock will become authorized but unissued shares.
During the quarter ended March 29, 2025, the Company owed 43,094 shares of common stock related to the settlement of one tranche as a result of the increase in the VWAP of the Company's common stock, which was cash settled for $3.0 million.
As of March 29, 2025 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program and no remaining availability to repurchase shares under the 2025 Share Repurchase Program.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8
Net income (loss)	—	—	—	195.0	—	195.0
Other comprehensive income (loss)	—	—	—	—	34.6	34.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	(31.2)	—	—	(31.2)
Share-based compensation	—	—	19.7	—	—	19.7
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at September 30, 2023	229.2	$2.3	$3,670.7	$(1,102.0)	$(155.3)	$2,415.7
Net income (loss)	—	—	—	322.3	—	322.3
Other comprehensive income (loss)	—	—	—	—	(23.1)	(23.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	2.6	—	—	2.6
Share-based compensation	—	—	22.5	—	—	22.5
Dividends declared ($0.35 per share)	—	—	—	(80.2)	—	(80.2)
Balance at December 30, 2023	229.4	$2.3	$3,695.8	$(859.9)	$(178.4)	$2,659.8
Net income (loss)	—	—	—	139.4	—	139.4
Other comprehensive income (loss)	—	—	—	—	21.2	21.2
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.4	—	11.6	—	—	11.6
Share-based compensation	—	—	23.6	—	—	23.6
Dividends declared ($0.35 per share)	—	—	—	(80.5)	—	(80.5)
Balance at March 30, 2024	229.8	$2.3	$3,731.0	$(801.0)	$(157.2)	$2,775.1

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2024	230.2	$2.3	$3,762.7	$(722.2)	$(145.9)	$2,896.9
Net income (loss)	—	—	—	186.6	—	186.6
Other comprehensive income (loss)	—	—	—	—	(46.5)	(46.5)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.8	—	7.2	—	—	7.2
Share-based compensation	—	—	19.1	—	—	19.1
Dividends declared ($0.35 per share)	—	—	—	(81.4)	—	(81.4)
Balance at September 28, 2024	233.0	$2.3	$3,789.0	$(617.0)	$(192.4)	$2,981.9
Net income (loss)	—	—	—	310.4	—	310.4
Other comprehensive income (loss)	—	—	—	—	35.8	35.8
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.3	—	72.0	—	—	72.0
Share-based compensation	—	—	21.8	—	—	21.8
Repurchase of common stock, including excise tax	(28.4)	(0.2)	(400.0)	(1,612.8)	—	(2,013.0)
Dividends declared ($0.35 per share)	—	—	—	(72.4)	—	(72.4)
Balance at December 28, 2024	206.9	$2.1	$3,482.8	$(1,991.8)	$(156.6)	$1,336.5
Net income (loss)	—	—	—	203.3	—	203.3
Other comprehensive income (loss)	—	—	—	—	(23.6)	(23.6)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.8	—	27.4	—	—	27.4
Share-based compensation	—	—	25.2	—	—	25.2
Repurchase of common stock, including excise tax	—	—	50.0	(52.3)	—	(2.3)
Dividends declared ($0.35 per share)	—	—	—	(72.7)	—	(72.7)
Balance at March 29, 2025	207.7	$2.1	$3,585.4	$(1,913.5)	$(180.2)	$1,493.8

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	26.6	0.2	20.5	47.3
Less: amounts reclassified from accumulated other comprehensive income to earnings	14.4	0.2	—	14.6
Net current-period other comprehensive income (loss)	12.2	—	20.5	32.7
Balances at March 30, 2024	$47.1	$—	$(204.3)	$(157.2)

Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$(145.9)
Other comprehensive income (loss) before reclassifications	(7.3)	2.8	18.3	13.8
Less: amounts reclassified from accumulated other comprehensive income to earnings	32.8	2.6	12.7	48.1
Net current-period other comprehensive income (loss)	(40.1)	0.2	5.6	(34.3)
Balances at March 29, 2025	$17.0	$—	$(197.2)	$(180.2)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(0.5) million and $(2.3) million as of March 29, 2025 and March 30, 2024, respectively. The amounts reclassified from AOCI are net of tax of $(1.6) million and $0.5 million as of March 29, 2025 and March 30, 2024, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $14.5 million, net of tax of $(1.5) million, and a loss of $11.5 million, net of tax of $1.3 million, as of March 29, 2025 and March 30, 2024, respectively.
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Canadian Dollar. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Condensed Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from April 2025 to December 2026. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations. The maturity date of most instruments held as of March 29, 2025 range from May 2025 to June 2025, and such contracts are typically renewed upon maturity if the related balance has not been settled.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of March 29, 2025 and June 29, 2024:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	March 29, 2025	June 29, 2024	Consolidated Balance Sheet Classification	March 29, 2025	June 29, 2024	Consolidated Balance Sheet Classification	March 29, 2025	June 29, 2024
	(millions)
Designated hedge instruments:
FC - Inventory purchases(1)	$671.7	$764.6	Other Current Assets	$18.0	$58.2	Accrued Liabilities	$1.5	$2.2
Net investment hedges(2)	1,590.0	1,450.0	Other Current Assets & Other Assets(4)	29.2	32.2	Accrued Liabilities & Other Liabilities(5)	152.2	139.4
Total designated hedge instruments	$2,261.7	$2,214.6		$47.2	$90.4		$153.7	$141.6
Undesignated hedging instruments:
FC - Intercompany liabilities and loans(3)	155.1	348.2	Other Current Assets	—	0.1	Accrued Liabilities	0.1	2.6
Total Hedges	$2,416.8	$2,562.8		$47.2	$90.5		$153.8	$144.2

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
(4)As of March 29, 2025, the Company recorded $10.1 million within Other Current Assets and $19.1 million within Other Assets. As of June 29, 2024, the Company recorded $11.6 million within Other Current Assets and $20.6 million within Other Assets.
(5)As of March 29, 2025, the Company recorded $2.9 million within Accrued Liabilities and $149.3 million within Other Liabilities. As of June 29, 2024, the Company recorded $2.2 million within Accrued Liabilities and $137.2 million within Other Liabilities.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of March 29, 2025 and March 30, 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Nine Months Ended
	March 29, 2025	March 30, 2024
	(millions)
Cash flow hedges:
Inventory purchases(1)	$(7.9)	$35.9
Interest rates(2)	—	(10.4)
Total cash flow hedges	$(7.9)	$25.5
Other:
Net investment hedges(3)	(16.1)	42.1
Total other	$(16.1)	$42.1
Total hedges	$(24.0)	$67.6

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Nine Months Ended
		March 29, 2025	March 30, 2024
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$35.3	$22.9
Interest rates(2)	Other income (expense)	(0.9)	(9.0)
Total cash flow hedges		$34.4	$13.9
Other:
Net investment hedges(3)	Interest income (expense)	$13.5	$—
Total other
Total hedges		$47.9	$13.9

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
The Company expects that $16.4 million of net derivative gain related to inventory purchases included in Accumulated other comprehensive income at March 29, 2025 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps and forward exchange contracts used as net investment hedges under the spot method. This results in the cross-currency basis spread on the cross-currency swaps and the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. Accordingly, the Company recorded net interest income of $23.1 million and $21.8 million during the nine months ended March 29, 2025 and March 30, 2024, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(millions, except per share data)
Net income (loss)	$203.3	$139.4	$700.3	$656.7

Weighted-average basic shares	207.3	229.5	219.5	229.0
Dilutive securities:
Effect of dilutive securities	6.6	4.7	5.3	3.8
Weighted-average diluted shares	213.9	234.2	224.8	232.8

Net income (loss) per share:
Basic	$0.98	$0.61	$3.19	$2.87
Diluted	$0.95	$0.60	$3.12	$2.82
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 29, 2025 and March 30, 2024, there were 0.7 million and 0.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29, 2025(1)	March 30, 2024	March 29, 2025(1)	March 30, 2024
	(millions)
Share-based compensation expense	$25.2	$23.6	$66.1	$65.8
Income tax benefit related to share-based compensation expense	4.4	4.1	12.1	12.0

(1)During the three and nine months ended March 29, 2025, the Company incurred $1.0 million of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business. Refer to Note 5, "Acquisitions and Divestitures" for further information.
Stock Options
A summary of stock option activity during the nine months ended March 29, 2025 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 29, 2024	8.2
Granted	1.0
Exercised	(3.5)
Forfeited or expired	(0.2)
Outstanding at March 29, 2025	5.5
The weighted-average grant-date fair value of options granted during the nine months ended March 29, 2025 and March 30, 2024 was $12.11 and $10.35, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 29, 2025	March 30, 2024
Expected term (years)	4.9	5.0
Expected volatility	40.9%	44.8%
Risk-free interest rate	3.8%	4.5%
Dividend yield	3.4%	4.2%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 29, 2025 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 29, 2024	5.2
Granted	1.9
Vested	(2.2)
Forfeited	(0.2)
Non-vested at March 29, 2025	4.7
The weighted-average grant-date fair value of share awards granted during the nine months ended March 29, 2025 and March 30, 2024 was $41.97 and $33.14, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 29, 2025 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 29, 2024	1.2
Granted	0.3
Change due to performance condition achievement	—
Vested	(0.3)
Forfeited	(0.1)
Non-vested at March 29, 2025	1.1
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 29, 2025 and March 30, 2024 was $47.14 and $33.83, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	March 29, 2025	June 29, 2024
	(millions)
Current Debt:
4.250% Senior Notes due 2025(1)	$303.4	$303.4
China Credit Facility(2)	16.5	—
Total Current Debt	$319.9	$303.4

Long-Term Debt:
USD Senior Notes:
7.050% Senior Notes due 2025	$—	$500.0
7.000% Senior Notes due 2026	—	750.0
4.125% Senior Notes due 2027	396.6	396.6
7.350% Senior Notes due 2028	—	1,000.0
5.100% Senior Notes due 2030	750.0	—
7.700% Senior Notes due 2030	—	1,000.0
3.050% Senior Notes due 2032	500.0	500.0
7.850% Senior Notes due 2033	—	1,250.0
5.500% Senior Notes due 2035	750.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(3)	—	535.6
5.375% EUR Senior Notes due 2027(3)	—	535.6
5.875% EUR Senior Notes due 2031(3)	—	535.6
Total long-term debt	$2,396.6	$7,003.4
Less: Unamortized discount and debt issuance costs on Senior Notes	(19.5)	(66.2)
Total long-term debt, net	$2,377.1	$6,937.2

(1)On April 1, 2025, the Company completed the redemption of $303.4 million remaining principal of the 4.250% Senior Notes due 2025. Refer to Note 17, "Subsequent Events" for further information.
(2)The amount outstanding under the China Credit Facility includes the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
(3)The carrying amounts of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
During the three and nine months ended March 29, 2025, the Company recognized interest expense related to its debt of $32.8 million and $241.8 million, respectively. During the three and nine months ended March 30, 2024, the Company recognized interest expense related to its debt of $130.1 million and $241.0 million, respectively.
During the three and nine months ended March 29, 2025, the Company recognized Loss on extinguishment of debt of $0.0 million and $120.1 million, respectively, primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the second quarter of fiscal 2025. There was no Loss on extinguishment of debt recognized by the Company during the three and nine months ended March 30, 2024.

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
On November 13, 2024, the Parties entered into a Termination Agreement, pursuant to which it was agreed that the Merger Agreement was terminated, effective immediately. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the Indenture, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition USD Senior Notes and Capri Acquisition EUR Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Capri Acquisition Term Loan Credit Agreement was terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 5, "Acquisitions and Divestitures," for further information. A summary of the Capri Holdings Limited acquisition debt related transactions is as follows:
Capri Acquisition Term Loan Facilities
On August 30, 2023, the Company entered into a definitive credit agreement (such agreement, the "Capri Acquisition Term Loan Credit Agreement"), whereby Bank of America, N.A, as administrative agent, and the other agents party thereto, and a syndicate of banks and financial institutions committed to lend the Company, subject to the satisfaction or waiver of the conditions set forth in the Capri Acquisition Term Loan Credit Agreement, the Capri Acquisition Term Loan Facilities consisting of a $1.05 billion unsecured term loan facility maturing three years after the term loans thereunder are borrowed (the “Three-Year Term Loan Facility”) and a $350.0 million term loan facility maturing five years after the term loans thereunder are borrowed (the “Five-Year Term Loan Facility”). On November 13, 2024, the Capri Acquisition Term Loan Credit Agreement was terminated concurrently with the execution of the Termination Agreement.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent), (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt to (b) consolidated EBITDAR. Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper backup). During the second quarter of fiscal 2025, the Company executed $1.00 billion of borrowings under the Revolving Credit Facility used to partially fund the share repurchases under the ASR Agreements and for general corporate purposes. Subsequently, on December 11, 2024, the Company issued $1.50 billion of senior unsecured notes (as defined below, the 2030 and 2035 Senior Notes) and the funds were partially used to repay the borrowings under the Revolving Credit Facility on December 11, 2024. On December 20, 2024, the Company entered into Amendment No. 2 to the Credit Agreement to update the definition of Consolidated EBITDAR to account for any extraordinary, unusual, infrequent or non-recurring costs, expenses or losses paid in cash during such period that are related to the Capri Acquisition. There were no outstanding borrowings on the Revolving Credit Facility as of March 29, 2025.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Term Loan due 2027
On May 11, 2022, pursuant to the Existing Credit Agreement, the Company entered into an unsecured $500.0 million Term Loan (the “Term Loan due 2027”) which was scheduled to mature on May 11, 2027. The Term Loan due 2027 amortized in an amount equal to 5.000% per annum, with payments made quarterly. Borrowings under the Term Loan due 2027 bore interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate or (ii) a term secured overnight financing rate plus, in each case, an applicable margin. The applicable margin would be adjusted by reference to a pricing grid based on the ratio (a) consolidated debt to (b) consolidated EBITDAR. The Company repaid its outstanding borrowings under the Term Loan due 2027 on May 31, 2024.
2025, 2027, 2032 Senior Notes
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "4.250% Senior Notes due 2025"). In June 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the 4.125% Senior Notes due 2027"). In December 2021, the Company completed a cash tender offer for $296.6 million and $203.4 million of the outstanding aggregate principal amount under its 4.250% Senior Notes due 2025 and 4.125% Senior Notes due 2027, respectively. In addition, in December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "3.050% Senior Notes due 2032"). On April 1, 2025, the Company completed the redemption of $303.4 million remaining principal of the 4.250% Senior Notes due 2025. Refer to Note 17, "Subsequent Events" for further information.
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $34 million), which includes a loan of up to RMB 85.0 million (approximately $12 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2 million) and Accounts payable financing of up to RMB 150.0 million (approximately $20 million). As of March 29, 2025, the Company had RMB 120.0 million ($16.5 million) of borrowings outstanding under this facility, which was recorded within Current debt on the Company’s Condensed Consolidated Balance Sheets.

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
Under the Amended Credit Agreement, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00. As of March 29, 2025, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at March 29, 2025 and June 29, 2024 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy:

	March 29, 2025	June 29, 2024
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025(1)	$303.4	$300.2
7.050% Senior Notes due 2025	—	508.1
7.000% Senior Notes due 2026	—	770.7
4.125% Senior Notes due 2027	391.3	378.2
7.350% Senior Notes due 2028	—	1,036.5
5.100% Senior Notes due 2030	749.7	—
7.700% Senior Notes due 2030	—	1,042.9
3.050% Senior Notes due 2032	431.3	402.9
7.850% Senior Notes due 2033	—	1,311.3
5.500% Senior Notes due 2035	740.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(2)	—	543.8
5.375% EUR Senior Notes due 2027(2)	—	550.8
5.875% EUR Senior Notes due 2031(2)	—	556.4

(1)On April 1, 2025, the Company completed the redemption of $303.4 million remaining principal of the 4.250% Senior Notes due 2025. Refer to Note 17, "Subsequent Events" for further information.
(2)The fair values of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 29, 2025 and June 29, 2024:

	Level 1		Level 2
	March 29, 2025	June 29, 2024	March 29, 2025	June 29, 2024
	(millions)
Assets:
Cash equivalents(1)	$208.6	$437.4	$11.3	$29.7
Short-term investments:
Time deposits(2)	—	—	0.2	0.6
Commercial paper(2)	—	—	—	865.2
Government securities - U.S.(2)	—	178.2	—	—
Other	—	—	19.1	17.8
Long-term investments:
Other	—	—	1.3	1.3
Derivative assets:
Inventory-related instruments(3)	—	—	18.0	58.2
Net investment hedges(3)	—	—	29.2	32.2
Intercompany loans and payables(3)	—	—	—	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	1.5	2.2
Net investment hedges(3)	—	—	152.2	139.4
Intercompany loans and payables(3)	—	—	0.1	2.6

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
During the three and nine months ended March 29, 2025, the Company recorded $2.7 million of impairment charges to reduce the carrying amount of certain store assets within Property and equipment, net to their estimated fair values. There were no impairment charges recorded during the three and nine months ended March 30, 2024.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of March 29, 2025 and June 29, 2024:

	March 29, 2025			June 29, 2024
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$865.2	$—	$865.2
Government securities - U.S.(1)	—	—	—	178.2	—	178.2
Available-for-sale investments, total	$—	$—	$—	$1,043.4	$—	$1,043.4
Other:
Time deposits(1)	$0.2	$—	$0.2	$0.6	$—	$0.6
Other	19.1	1.3	20.4	17.8	1.3	19.1
Total Investments	$19.3	$1.3	$20.6	$1,061.8	$1.3	$1,063.1

(1)These securities, as of period end, have maturity dates during their respective fiscal years and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Condensed Consolidated Balance Sheets.
The Company recognized a pre-tax gain of $0.0 million and $2.6 million on available-for-sale investments during the three and nine months ended March 29, 2025, respectively. These gains are included within Other expense (income) on the Condensed Consolidated Statements of Operations. Additionally, the Company has no material unrealized gains on available-for-sale investments as of March 29, 2025 included within Comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income (Loss).
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the period ended June 29, 2024.
14. INCOME TAXES
The Company's effective tax rate for the three and nine months ended March 29, 2025, was 14.9% and 13.6%, respectively. The Company's effective tax rate for the three and nine months ended March 30, 2024, was 17.7% and 19.0%, respectively. The decrease in effective tax rate for the three and nine months ended March 29, 2025 as compared to the three and nine months ended March 30, 2024 was primarily due to discrete items recorded during the period, partially offset by geographic mix of earnings.
15. COMMITMENTS AND CONTINGENCIES
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into the Purchase Agreement pursuant to which the Company will sell the Stuart Weitzman Business. The transaction is expected to close in the summer of 2025, subject to customary closing conditions. Refer to Note 5, "Acquisitions and Divestitures" for further information.
Capri Holdings Limited Merger Agreement
On August 10, 2023, the Company entered into the Merger Agreement. On November 13, 2024, the Company entered into the Termination Agreement, pursuant to which the Merger Agreement was terminated, effective immediately. The Parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby. Refer to Note 5, "Acquisitions and Divestitures" for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $25.9 million and $28.4 million outstanding at March 29, 2025 and June 29, 2024, respectively. The agreements, which expire at various dates through fiscal year 2040, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of March 29, 2025 related to debt repayments. Refer to Note 11, "Debt," for further information.
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
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through our DTC, wholesale and licensing businesses. On February 16, 2025, the Company entered into the Purchase Agreement pursuant to which the Company will sell the Stuart Weitzman Business. The transaction is expected to close in the summer of 2025, subject to customary closing conditions. Refer to Note 5, "Acquisitions and Divestitures," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes net sales of each of the Company's segments for the three and nine months ended March 29, 2025 and March 30, 2024:

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(millions)
Segment net sales:
Coach	$1,293.5	$1,145.6	$4,173.4	$3,844.9
Kate Spade	244.9	280.7	944.5	1,044.3
Stuart Weitzman	46.2	56.1	169.6	190.9
Total Net sales:	$1,584.6	$1,482.4	$5,287.5	$5,080.1
The following table summarizes segment operating profit of each of the Company's segments and reconciliation to Income (loss) before provision for income taxes for the three and nine months ended March 29, 2025 and March 30, 2024:

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(millions)
Segment operating profit:
Coach	$420.1	$362.7	$1,427.6	$1,262.3
Kate Spade	—	10.0	95.0	108.7
Stuart Weitzman	(5.6)	(4.7)	(14.0)	(11.9)
Total segment operating profit:	$414.5	$368.0	$1,508.6	$1,359.1
Unallocated corporate expenses(1)	160.8	163.7	510.1	454.0
Unallocated other charges, net(2)	14.6	34.8	188.4	94.0
Income (loss) before provision for income taxes	$239.1	$169.5	$810.1	$811.1
The following table summarizes depreciation and amortization expense of each of the Company's segments for the three and nine months ended March 29, 2025 and March 30, 2024:

	Three Months Ended		Nine Months Ended
	March 29, 2025(3)	March 30, 2024	March 29, 2025(3)	March 30, 2024
	(millions)
Depreciation and amortization expense(4):
Coach	$24.5	$20.4	$69.1	$64.3
Kate Spade	7.5	9.6	22.6	28.9
Stuart Weitzman	1.4	2.6	5.9	7.9
Unallocated corporate(1)	8.0	7.4	25.6	24.7
Total Depreciation and amortization expense:	$41.4	$40.0	$123.2	$125.8

(1)    Corporate expenses, which is not a reportable segment, represents certain expenses that are not directly attributable to its brands.
(2)    Includes Loss on extinguishment of debt, Interest expense, net and Other expense (income).
(3)    Depreciation and amortization expense includes $2.7 million of impairment charges in connection with the sale of the Stuart Weitzman Business for the three and nine months ended March 29, 2025 of which $2.1 million was recorded within Unallocated corporate and $0.6 million was recorded within the Stuart Weitzman segment. Depreciation and amortization expense includes $0.7 million of costs related to the Company's organizational efficiency efforts for the three and nine months ended March 29, 2025 recorded within Unallocated corporate.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(4)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
17. SUBSEQUENT EVENTS
Redemption of 4.250% Senior Notes due 2025
On April 1, 2025, the Company completed the redemption of $303.4 million remaining principal of the 4.250% Senior Notes due 2025. Refer to Note 11, "Debt" for further information about the Company's outstanding debt.

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
•Results of operations. An analysis of our results of operations in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 and first nine months of fiscal 2025 compared to the first nine months of fiscal 2024.
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

Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a Purchase Agreement with Caleres pursuant to which the Company will sell the Stuart Weitzman Business (as defined below). The Purchaser will acquire certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for total cash consideration of $105.0 million (the "Purchase Price"). The Purchase Price will be subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. The transaction is expected to close in the summer of 2025, subject to customary closing conditions (the "Stuart Weitzman Business Divestiture"). Refer to Note 5, "Acquisitions and Divestitures," for further information.
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into the Merger Agreement by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri. In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of U.S. dollar-denominated senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, completed the expected financing for the Capri Acquisition. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which was scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger. On November 13, 2024, the Parties entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto and all ancillary agreements contemplated thereby or entered pursuant thereto (the “Termination Date”), effective immediately. Pursuant to the Termination Agreement, the Company agreed to reimburse Capri for its expenses in an amount equal to $45.1 million in cash on November 14, 2024. The Parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby. Following termination of the Merger Agreement, the Parties and the FTC filed a stipulation withdrawing the appeal to the United States Court of Appeals for the Second Circuit on November 19, 2024 and the Second Circuit dismissed the appeal on November 20, 2024. The Parties and the FTC also filed a Joint Motion to dismiss the complaint in the administrative trial on November 15, 2024 and the FTC dismissed the complaint on December 4, 2024. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the indenture governing the Capri Acquisition Senior Notes, as supplemented, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Capri Acquisition Term Loan Facilities were terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 5, "Acquisitions and Divestitures" and Note 11, "Debt" for further information.
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
Current Macroeconomic Conditions and Outlook
Currency volatility, geopolitical instability and political uncertainty, such as the impact of policies implemented and that may be implemented by the U.S. Presidential Administration, including, but not limited to, changes to trade agreements, tax legislation or duty rates may also contribute to a worsening of the macroeconomic environment or adversely impact our business.
During the second half of fiscal 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced. At the time of this report, the long-term impact which the tariffs or other trade policies may have on our business is uncertain as the outcome is dependent on global trade negotiations. As a result of the Company's actions to accelerate inventory purchases and based on current trends of the business, we do not expect a meaningful negative impact to our results of operations in fiscal 2025.
However, there could be a material negative impact to our results of operations in fiscal 2026 and beyond depending on the outcome of trade negotiations. The Company is prepared to take actions to mitigate this negative impact as changes in trade relations, economic and monetary policies are made clear.
The macroeconomic environment remained challenging and volatile during the third quarter of fiscal 2025. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. Some of these organizations have recently revised the forecast downwards since the second quarter of fiscal 2025. The forecast is below the historical growth average and is reflective of the current volatile environment, including escalation of trade tensions, tighter monetary and fiscal policies which have continued to moderate inflation, financial market volatility and the negative economic impacts of geopolitical instability in certain regions of the world.
In the third quarter of fiscal 2025, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, for the three months ended March 29, 2025, decreased Net sales of $22.5 million, no impact to gross margin and approximately 20 basis point negative impact to operating margin. For the nine months ended March 29, 2025, decreased Net sales of $21.6 million, a positive impact to gross margin of approximately 10 basis points which benefited from the Company's hedging activity and no impact to operating margin.
In response to the current environment, the Company is closely monitoring changes and continues to take strategic actions considering near-term exigencies and remains committed to maintaining the health of the brands and business.
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

RESULTS OF OPERATIONS
THIRD QUARTER FISCAL 2025 COMPARED TO THIRD QUARTER FISCAL 2024
The following table summarizes results of operations for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,584.6	100.0%	$1,482.4	100.0%	$102.2	6.9%
Gross profit	1,205.8	76.1	1,107.4	74.7	98.4	8.9
SG&A expenses	952.1	60.1	903.1	60.9	49.0	5.4
Operating income (loss)	253.7	16.0	204.3	13.8	49.4	24.2
Interest expense, net	15.4	1.0	32.0	2.2	(16.6)	(52.0)
Other expense (income)	(0.8)	(0.1)	2.8	0.2	(3.6)	NM
Provision (benefit) for income taxes	35.8	2.3	30.1	2.0	5.7	19.0
Net income (loss)	203.3	12.8	139.4	9.4	63.9	45.9
Net income (loss) per share:
Basic	$0.98		$0.61		$0.37	61.5
Diluted	$0.95		$0.60		$0.35	59.8

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2025 and fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
During the third quarter of fiscal 2025, we updated the title of the items affecting comparability related to "Acquisition Costs" to "Acquisition and Divestiture Costs" to capture the costs related to the terminated Capri Acquisition as well as the Stuart Weitzman Business Divestiture.
Third Quarter Fiscal 2025 Items

	Three Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$420.1	$—	$—	$420.1
Kate Spade	—	—	(2.8)	2.8
Stuart Weitzman	(5.6)	(0.6)	—	(5.0)
Corporate	(160.8)	(18.0)	(2.2)	(140.6)
Operating income (loss)	$253.7	$(18.6)	$(5.0)	$277.3

Net income (loss)	$203.3	$(12.9)	$(3.6)	$219.8
Net income (loss) per diluted common share	$0.95	$(0.06)	$(0.02)	$1.03
In the third quarter of fiscal 2025, the Company incurred charges as follows:
•Acquisition and Divestiture Costs - Total pre-tax charges of $18.6 million primarily due to the loss on business held for sale, store impairment, professional fees and share-based compensation expense related to the Stuart Weitzman Business Divestiture.
•Organizational Efficiency Costs - Total pre-tax charges of $5.0 million primarily related to severance costs and technology costs.
    These actions taken together negatively impacted operating income by $23.6 million and reduced the provision for income tax by $7.1 million resulting in a net decrease in net income by $16.5 million or $0.08 per diluted share.
Supplemental Segment Data

	Three Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$598.4	$—	$—	$598.4
Kate Spade	163.2	—	2.8	160.4
Stuart Weitzman	29.7	0.6	—	29.1
Corporate	160.8	18.0	2.2	140.6
SG&A expenses	$952.1	$18.6	$5.0	$928.5

Third Quarter Fiscal 2024 Items

	Three Months Ended March 30, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$362.7	$—	$362.7
Kate Spade	10.0	—	10.0
Stuart Weitzman	(4.7)	—	(4.7)
Corporate	(163.7)	(35.0)	(128.7)
Operating income (loss)	$204.3	$(35.0)	$239.3

Net income (loss)	$139.4	$(50.7)	$190.1
Net income (loss) per diluted common share	$0.60	$(0.21)	$0.81
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

Tapestry, Inc. Summary – Third Quarter of Fiscal 2025
Currency Fluctuation Effects
The change in net sales for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Three Months Ended		Variance
	March 29, 2025	March 30, 2024	Amount	%	Constant Currency Change
	(millions)
Coach	$1,293.5	$1,145.6	$147.9	12.9%	14.6%
Kate Spade	244.9	280.7	(35.8)	(12.7)	(11.7)
Stuart Weitzman	46.2	56.1	(9.9)	(17.7)	(17.2)
Total Tapestry	$1,584.6	$1,482.4	$102.2	6.9	8.4
Net sales in the third quarter of fiscal 2025 increased 6.9% or $102.2 million to $1.58 billion. Excluding the impact of foreign currency, net sales increased by 8.4% or $124.7 million.
•Coach Net Sales increased 12.9% or $147.9 million to $1.29 billion in the third quarter of fiscal 2025. Excluding the impact of foreign currency, net sales increased 14.6% or $167.2 million. This increase in net sales was primarily due to an increase of $149.8 million in DTC sales as a result of an increase in both e-commerce and store sales globally, mainly driven by North America, Greater China, and Europe. The increase in net sales was also attributed to a $28.2 million increase in wholesale sales, mainly driven by North America and Europe.
•Kate Spade Net Sales decreased 12.7% or $35.8 million to $244.9 million in the third quarter of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 11.7% or $32.9 million. This decrease in net sales was due to a decrease of $31.9 million in DTC sales as a result of lower store and to a lesser extent, e-commerce sales.
•Stuart Weitzman Net Sales decreased 17.7% or $9.9 million to $46.2 million in the third quarter of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 17.2% or $9.6 million.
Gross Profit

	Three Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,018.5	78.7%	$891.3	77.7%	$127.2	14.3%
Kate Spade	163.2	66.7	183.6	65.4	(20.4)	(11.1)
Stuart Weitzman	24.1	52.2	32.5	58.0	(8.4)	(25.9)
Tapestry	$1,205.8	76.1	$1,107.4	74.7	$98.4	8.9
Gross profit increased 8.9% or $98.4 million to $1.21 billion in the third quarter of fiscal 2025 from $1.11 billion in the third quarter of fiscal 2024. Gross margin increased 140 basis points to 76.1% in the third quarter of fiscal 2025 from 74.7% in the third quarter of fiscal 2024. This increase in Gross margin was primarily attributed to net pricing improvements.
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

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$598.4	46.3%	$528.6	46.1%	$69.8	13.2%
Kate Spade(1)	163.2	66.7	173.6	61.8	(10.4)	(6.0)
Stuart Weitzman(2)	29.7	64.3	37.2	66.4	(7.5)	(20.3)
Corporate(3)(4)	160.8	NA	163.7	NA	(2.9)	(1.8)
Tapestry	$952.1	60.1	$903.1	60.9	$49.0	5.4
SG&A expenses increased 5.4% or $49.0 million to $952.1 million in the third quarter of fiscal 2025 as compared to $903.1 million in the third quarter of fiscal 2024. As a percentage of net sales, SG&A expenses decreased to 60.1% during the third quarter of fiscal 2025 from 60.9% during the third quarter of fiscal 2024. Excluding items affecting comparability of $23.6 million in the third quarter of fiscal 2025, SG&A expenses increased 7.0% or $60.4 million to $928.5 million from $868.1 million in the third quarter of fiscal 2024. SG&A as a percentage of net sales remained even at 58.6% in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 primarily due to higher marketing spend and higher compensation costs driven by accrued incentive compensation, offset by leverage of fixed costs on higher net sales.
(1)     In the third quarter of fiscal 2025, Kate Spade incurred charges affecting comparability of $2.8 million. Excluding those items affecting comparability, SG&A expenses decreased 7.6% or $13.2 million to $160.4 million in the third quarter of fiscal 2025 as compared to $173.6 million in the third quarter of fiscal 2024. SG&A as a percentage of net sales increased 370 basis points to 65.5% in the third quarter of fiscal 2025 as compared to 61.8% the third quarter of fiscal 2024.
(2)     In the third quarter of fiscal 2025, Stuart Weitzman incurred charges affecting comparability of $0.6 million. Excluding those items affecting comparability, SG&A expenses decreased 22.0% or $8.1 million to $29.1 million in the third quarter of fiscal 2025 as compared to $37.2 million in the third quarter of fiscal 2024. SG&A as a percentage of net sales decreased 350 basis points to 62.9% in the third quarter of fiscal 2025 as compared to 66.4% the third quarter of fiscal 2024.
(3)     In the third quarter of fiscal 2025, Corporate incurred charges affecting comparability of $20.2 million. Excluding those items affecting comparability, SG&A expenses increased 9.2% or $11.9 million to $140.6 million in the third quarter of fiscal 2025 as compared to $128.7 million in the third quarter of fiscal 2024.
(4)     Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$420.1	32.4%	$362.7	31.6%	$57.4	15.8%
Kate Spade	—	—	10.0	3.6	(10.0)	(99.7)
Stuart Weitzman	(5.6)	(12.1)	(4.7)	(8.4)	(0.9)	(18.0)
Corporate	(160.8)	NA	(163.7)	NA	2.9	1.7
Tapestry	$253.7	16.0	$204.3	13.8	$49.4	24.2
Operating income increased 24.2% or $49.4 million to $253.7 million in the third quarter of fiscal 2025 as compared to $204.3 million in the third quarter of fiscal 2024. Operating margin was 16.0% in the third quarter of fiscal 2025 as compared to 13.8% in the third quarter of fiscal 2024. Excluding items affecting comparability of $23.6 million in the third quarter of fiscal 2025, operating income increased $38.0 million to $277.3 million in the third quarter of fiscal 2025 from $239.3 million in the third quarter of fiscal 2024; and operating margin increased 140 basis points to 17.5% in the third quarter of fiscal 2025 as compared to 16.1% in the third quarter of fiscal 2024. This increase in operating margin was attributable to a 140 basis points increase in gross margin.

•Coach Operating Income increased $57.4 million to $420.1 million in the third quarter of fiscal 2025, resulting in an operating margin increase of 80 basis points to 32.4%, as compared to $362.7 million and 31.6%, respectively, in the third quarter of fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 100 basis points mainly due to net pricing improvements, partially offset by unfavorable geography mix;
◦SG&A expenses as a percentage of net sales, increased 20 basis points mainly due to higher marketing spend, partially offset by leverage of fixed costs on higher net sales.
•Kate Spade Operating Income decreased $10.0 million to $0.0 million in the third quarter of fiscal 2025. Operating margin was 0.0% in the third quarter of fiscal 2025 as compared to 3.6% in the third quarter of fiscal 2024. Excluding items affecting comparability, operating income decreased $7.2 million to $2.8 million in the third quarter of fiscal 2025 from $10.0 million in the third quarter of fiscal 2024; and operating margin decreased 240 basis points to 1.2% in the third quarter of fiscal 2025 as compared to 3.6% in the third quarter of fiscal 2024. This decrease in operating margin was primarily attributed to:
◦Gross Margin, increased 130 basis points mainly due to net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 370 basis points mainly due to deleverage of fixed costs on lower net sales, partially offset by a decrease in distribution costs.
•Stuart Weitzman Operating Loss increased $0.9 million to a loss of $5.6 million in the third quarter of fiscal 2025. Operating margin was (12.1)% in the third quarter of fiscal 2025 as compared to (8.4)% in the third quarter of fiscal 2024. Excluding items affecting comparability, operating loss increased $0.3 million to a loss of $5.0 million in the third quarter of fiscal 2025 from a loss of $4.7 million in the third quarter of fiscal 2024; and operating margin decreased 230 basis points to (10.7)% in the third quarter of fiscal 2025 as compared to (8.4)% in the third quarter of fiscal 2024.
•Corporate Operating Expenses decreased 1.7% or $2.9 million to $160.8 million in the third quarter of fiscal 2025. Excluding items affecting comparability, Corporate operating expenses increased $11.9 million to $140.6 million from $128.7 million in the third quarter of fiscal 2024. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher compensation costs driven by accrued incentive compensation.
Interest Expense, net
Net interest expense decreased $16.6 million to $15.4 million in the third quarter of fiscal 2025 as compared to $32.0 million in the third quarter of fiscal 2024. Excluding items affecting comparability, net interest expense increased $16.3 million to interest expense of $15.4 million from interest income of $0.9 million in the third quarter of fiscal 2024. This increase in net interest expense was mainly due to an increase in interest expense as a result of the issuance of the 2030 and 2035 Senior Notes and lower interest income, partially offset by a decrease in interest expense as a result of the repayment of the Term Loan due 2027.
Other Expense (Income)
Other income increased $3.6 million to Other income of $0.8 million in the third quarter of fiscal 2025 as compared to Other expense of $2.8 million in the third quarter of fiscal 2024. This increase in Other income was related to an increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 14.9% in the third quarter of fiscal 2025 as compared to 17.7% in the third quarter of fiscal 2024. Excluding items affecting comparability, the effective tax rate was 16.4% in the third quarter of fiscal 2025 as compared to 19.9% in the third quarter of fiscal 2024. This decrease in our effective tax rate was primarily attributable to discrete items recorded during the period, partially offset by geographic mix of earnings.
Net Income (Loss)
Net income increased 45.9% or $63.9 million to $203.3 million in the third quarter of fiscal 2025 as compared to $139.4 million in the third quarter of fiscal 2024. Excluding items affecting comparability, net income increased 15.6% or $29.7 million to $219.8 million in the third quarter of fiscal 2025 from $190.1 million in the third quarter of fiscal 2024.

Net Income (Loss) per Share
Net income per diluted share was $0.95 in the third quarter of fiscal 2025 as compared to net income per diluted share of $0.60 in the third quarter of fiscal 2024. Excluding items affecting comparability, net income per diluted share increased $0.22 to $1.03 in the third quarter of fiscal 2025 from $0.81 in the third quarter of fiscal 2024, primarily due to higher net income and a decrease in shares outstanding.

RESULTS OF OPERATIONS
FIRST NINE MONTHS FISCAL 2025 COMPARED TO FIRST NINE MONTHS FISCAL 2024
The following table summarizes results of operations for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$5,287.5	100.0%	$5,080.1	100.0%	$207.4	4.1%
Gross profit	3,973.8	75.2	3,698.3	72.8	275.5	7.5
SG&A expenses	2,975.3	56.3	2,793.2	55.0	182.1	6.5
Operating income (loss)	998.5	18.9	905.1	17.8	93.4	10.3
Loss on extinguishment of debt	120.1	2.3	—	—	120.1	NM
Interest expense, net	70.6	1.3	94.5	1.9	(23.9)	(25.3)
Other expense (income)	(2.3)	—	(0.5)	—	(1.8)	NM
Provision (benefit) for income taxes	109.8	2.1	154.4	3.0	(44.6)	(28.9)
Net income (loss)	700.3	13.2	656.7	12.9	43.6	6.6
Net income (loss) per share:
Basic	$3.19		$2.87		$0.32	11.2
Diluted	$3.12		$2.82		$0.30	10.4

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first nine months of fiscal 2025 and fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
During the third quarter of fiscal 2025, we updated the title of the items affecting comparability related to "Acquisition Costs" to "Acquisition and Divestiture Costs" to capture the costs related to the terminated Capri Acquisition as well as the Stuart Weitzman Business Divestiture.
First Nine Months of Fiscal 2025 Items

	Nine Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,427.6	$—	$—	$1,427.6
Kate Spade	95.0	—	(2.8)	97.8
Stuart Weitzman	(14.0)	(0.6)	—	(13.4)
Corporate	(510.1)	(106.8)	(2.2)	(401.1)
Operating income (loss)	$998.5	$(107.4)	$(5.0)	$1,110.9

Net income (loss)	$700.3	$(207.7)	$(3.6)	$911.6
Net income (loss) per diluted common share	$3.12	$(0.91)	$(0.02)	$4.05
In the first nine months of fiscal 2025, the Company incurred charges as follows:
•Acquisition and Divestiture Costs - Includes costs related to the terminated Capri Acquisition and the Stuart Weitzman Business Divestiture. These charges include:
◦Capri Acquisition Costs: Total pre-tax charges of $268.4 million primarily related to:
▪Loss on extinguishment of debt - $119.4 million primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the first nine months of fiscal 2025 due to the termination of the Capri Acquisition agreement;
▪SG&A expenses: $88.8 million primarily related to expense reimbursement payment made to Capri and professional fees recorded;
▪Interest expense, net: $60.2 million of financing related charges which primarily includes the net impact of the Capri Acquisition Senior Notes; and
◦Stuart Weitzman Business Divestiture Costs: Total pre-tax charges of $18.6 million primarily due to the loss on business held for sale, store impairment, professional fees and share-based compensation expense.
•Organizational Efficiency Costs - Total pre-tax charges of $5.0 million primarily related to severance costs and technology costs.
    These actions taken together negatively impacted operating income by $112.4 million, increased Loss on extinguishment of debt by $119.4 million, increased interest expense by $60.2 million and reduced the provision for income tax by $80.7 million resulting in a net increase in net income by $211.3 million or $0.93 per diluted share.

Supplemental Segment Data

	Nine Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$1,825.3	$—	$—	$1,825.3
Kate Spade	531.4	—	2.8	528.6
Stuart Weitzman	108.5	0.6	—	107.9
Corporate	510.1	106.8	2.2	401.1
SG&A expenses	$2,975.3	$107.4	$5.0	$2,862.9
First Nine Months of Fiscal 2024 Items

	Nine Months Ended March 30, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,262.3	$—	$1,262.3
Kate Spade	108.7	—	108.7
Stuart Weitzman	(11.9)	—	(11.9)
Corporate	(454.0)	(82.9)	(371.1)
Operating income (loss)	$905.1	$(82.9)	$988.0

Net income (loss)	$656.7	$(126.4)	$783.1
Net income (loss) per diluted common share	$2.82	$(0.54)	$3.36
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

Tapestry, Inc. Summary – First Nine Months of Fiscal 2025
Currency Fluctuation Effects
The change in net sales for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 has been presented both including and excluding currency fluctuation impacts. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Nine Months Ended		Variance
	March 29, 2025	March 30, 2024	Amount	%	Constant Currency Change
	(millions)
Coach	$4,173.4	$3,844.9	$328.5	8.5%	9.0%
Kate Spade	944.5	1,044.3	(99.8)	(9.6)	(9.2)
Stuart Weitzman	169.6	190.9	(21.3)	(11.2)	(11.2)
Total Tapestry	$5,287.5	$5,080.1	$207.4	4.1	4.5
Net sales in the first nine months of fiscal 2025 increased 4.1% or $207.4 million to $5.29 billion. Excluding the impact of foreign currency, net sales increased by 4.5% or $229.0 million.
•Coach Net Sales increased 8.5% or $328.5 million to $4.17 billion in the first nine months of fiscal 2025. Excluding the impact of foreign currency, net sales increased 9.0% or $346.9 million. This increase in net sales was primarily due to an increase of $317.9 million in DTC sales as a result of an increase in both e-commerce and store sales, mainly driven by North America and Europe. The increase in net sales was also attributed to a $46.7 million increase in wholesale sales, mainly driven by Europe and North America.
•Kate Spade Net Sales decreased 9.6% or $99.8 million to $944.5 million in the first nine months of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 9.2% or $96.5 million. This decrease in net sales was due to a decrease of $105.5 million in DTC sales as a result of lower store and to a lesser extent, e-commerce sales. The decrease in DTC sales was partially offset by an increase of $8.1 million in wholesale sales.
•Stuart Weitzman Net Sales decreased 11.2% or $21.3 million to $169.6 million in the first nine months of fiscal 2025. Excluding the impact of foreign currency, net sales decreased 11.2% or $21.4 million.
Gross Profit

	Nine Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$3,252.9	77.9%	$2,906.4	75.6%	$346.5	11.9%
Kate Spade	626.4	66.3	676.9	64.8	(50.5)	(7.5)
Stuart Weitzman	94.5	55.7	115.0	60.2	(20.5)	(17.8)
Tapestry	$3,973.8	75.2	$3,698.3	72.8	$275.5	7.5
Gross profit increased 7.5% or $275.5 million to $3.97 billion in the first nine months of fiscal 2025 from $3.70 billion in the first nine months of fiscal 2024. Gross margin increased 240 basis points to 75.2% in the first nine months of fiscal 2025 from 72.8% in the first nine months of fiscal 2024. This increase in Gross margin was primarily attributed to net pricing improvements.
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

Selling, General and Administrative Expenses ("SG&A")

	Nine Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,825.3	43.6%	$1,644.1	42.7%	$181.2	11.0%
Kate Spade(1)	531.4	56.3	568.2	54.4	(36.8)	(6.5)
Stuart Weitzman(2)	108.5	64.0	126.9	66.4	(18.4)	(14.5)
Corporate(3)(4)	510.1	NA	454.0	NA	56.1	12.3
Tapestry	$2,975.3	56.3	$2,793.2	55.0	$182.1	6.5
SG&A expenses increased 6.5% or $182.1 million to $2.98 billion in the first nine months of fiscal 2025 as compared to $2.79 billion in the first nine months of fiscal 2024. As a percentage of net sales, SG&A expenses increased to 56.3% during the first nine months of fiscal 2025 from 55.0% during the first nine months of fiscal 2024. Excluding items affecting comparability of $112.4 million in the first nine months of fiscal 2025, SG&A expenses increased 5.6% or $152.6 million to $2.86 billion from $2.71 billion in the first nine months of fiscal 2024. SG&A expenses as a percentage of net sales increased 80 basis points to 54.1% compared to 53.3% in the first nine months of fiscal 2024. This increase in SG&A as a percentage of net sales was primarily due to higher marketing spend and higher compensation costs driven by accrued incentive compensation, partially offset by leverage of fixed costs on higher net sales.
(1)     In the first nine months of fiscal 2025, Kate Spade incurred charges affecting comparability of $2.8 million. Excluding those items affecting comparability, SG&A expenses decreased 7.0% or $39.6 million to $528.6 million in the first nine months of fiscal 2025 as compared to $568.2 million in the first nine months of fiscal 2024. SG&A as a percentage of net sales increased 160 basis points to 56.0% in the first nine months of fiscal 2025 as compared to 54.4% in the first nine months of fiscal 2024.
(2)     In the first nine months of fiscal 2025, Stuart Weitzman incurred charges affecting comparability of $0.6 million. Excluding those items affecting comparability, SG&A expenses decreased 15.0% or $19 million to $107.9 million in the first nine months of fiscal 2025 as compared to $126.9 million in the first nine months of fiscal 2024. SG&A as a percentage of net sales decreased 280 basis points to 63.6% in the first nine months of fiscal 2025 as compared to 66.4% in the first nine months of fiscal 2024.
(3)     In the first nine months of fiscal 2025, Corporate incurred charges affecting comparability of $109.0 million. Excluding those items affecting comparability, SG&A expenses increased 8.1% or $30.0 million to $401.1 million in the first nine months of fiscal 2025 as compared to $371.1 million in the first nine months of fiscal 2024.
(4)    Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Nine Months Ended
	March 29, 2025		March 30, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,427.6	34.3%	$1,262.3	32.9%	$165.3	13.1%
Kate Spade	95.0	10.1	108.7	10.4	(13.7)	(12.6)
Stuart Weitzman	(14.0)	(8.2)	(11.9)	(6.2)	(2.1)	(17.7)
Corporate	(510.1)	NA	(454.0)	NA	(56.1)	(12.4)
Tapestry	$998.5	18.9	$905.1	17.8	$93.4	10.3
Operating income increased $93.4 million to $1.00 billion in the first nine months of fiscal 2025 as compared to $905.1 million in the first nine months of fiscal 2024. Operating margin increased to 18.9% in the first nine months of fiscal 2025 as compared to 17.8% in the first nine months of fiscal 2024. Excluding items affecting comparability of $112.4 million in the first nine months of fiscal 2025, operating income increased $122.9 million to $1.11 billion from $988.0 million in the first nine months of fiscal 2024; and operating margin increased 160 basis points to 21.0% in the first nine months of fiscal 2025 as compared to 19.4% in the first nine months of fiscal 2024. This increase in operating margin was primarily attributed to a 240 basis points increase in gross margin partially offset by an increase of 80 basis points in SG&A as a percentage of sales.
•Coach Operating Income increased $165.3 million to $1.43 billion in the first nine months of fiscal 2025, resulting in an operating margin increase of 140 basis points to 34.3%, as compared to $1.26 billion and 32.9%, respectively, in the first nine months of fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 230 basis points mainly due to net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 90 basis points mainly due to higher marketing spend, partially offset by leverage of fixed costs on higher net sales.
•Kate Spade Operating Income decreased $13.7 million to $95.0 million in the first nine months of fiscal 2025. Operating margin was 10.1% in the first nine months of fiscal 2025 as compared to 10.4% in the first nine months of fiscal 2024. Excluding items affecting comparability of $2.8 million, operating income decreased $10.9 million to $97.8 million in the first nine months of fiscal 2025 as compared to $108.7 million in the first nine months of fiscal 2024; and operating margin decreased 10 basis points to 10.3% in the first nine months of fiscal 2025 as compared to 10.4% in the first nine months of fiscal 2024. The slight decrease in operating margin was primarily attributed to:
◦Gross Margin, increased 150 basis points mainly due to lower duty expenses, lower freight costs and net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 160 basis points mainly driven by deleverage of fixed costs on lower net sales, partially offset by a decrease in distribution costs.
•Stuart Weitzman Operating Loss increased $2.1 million to a loss of $14.0 million in the first nine months of fiscal 2025. Operating margin was (8.2)% in the first nine months of fiscal 2025 as compared to (6.2)% in the first nine months of fiscal 2024. Excluding items affecting comparability of $0.6 million, operating loss increased $1.5 million to a loss of $13.4 million in the first nine months of fiscal 2025 as compared to a loss of $11.9 million in the first nine months of fiscal 2024; and operating margin decreased 170 basis points to (7.9)% in the first nine months of fiscal 2025 as compared to (6.2)% in the first nine months of fiscal 2024.
•Corporate Operating Expenses increased 12.4% or $56.1 million to $510.1 million in the first nine months of fiscal 2025. Excluding items affecting comparability, Corporate operating expenses increased $30.0 million to $401.1 million from $371.1 million in the first nine months of fiscal 2024. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher compensation costs driven by accrued incentive compensation and higher professional fees, partially offset by lower occupancy costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $120.1 million in the first nine months of fiscal 2025 to $120.1 million as compared to $0.0 million in the first nine months of fiscal 2024. Excluding items affecting comparability, Loss on extinguishment of debt was $0.7 million in the first nine months of fiscal 2025 as compared to $0.0 million in the first nine months of fiscal 2024.
Interest Expense, net
Net Interest expense decreased $23.9 million to $70.6 million in the first nine months of fiscal 2025 as compared to $94.5 million in the first nine months of fiscal 2024. Excluding items affecting comparability, net interest expense decreased $0.4 million to Interest expense of $10.4 million from Interest expense of $10.8 million in the first nine months of fiscal 2024. This decrease in net interest expense was mainly due to a decrease in interest expense as a result of repayment of the Term Loan due 2027 and higher interest income, partially offset by higher interest expense as a result of the issuance of the 2030 and 2035 Senior Notes and the borrowings under the Revolving Credit Facility.
Other Expense (Income)
Other income increased $1.8 million to Other income of $2.3 million in the first nine months of fiscal 2025 as compared to Other income of $0.5 million in the first nine months of fiscal 2024. This increase in Other income was related to an increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 13.6% in the first nine months of fiscal 2025 as compared to 19.0% in the first nine months of fiscal 2024. Excluding items affecting comparability, the effective tax rate was 17.3% in the first nine months of fiscal 2025 as compared to 19.9% in the first nine months of fiscal 2024. This decrease in our effective tax rate was primarily attributable to discrete items recorded during the period, partially offset by geographic mix of earnings.

Net Income (Loss)
Net income increased 6.6% or $43.6 million to $700.3 million in the first nine months of fiscal 2025 as compared to $656.7 million in the first nine months of fiscal 2024. Excluding items affecting comparability, net income increased $128.5 million to $911.6 million in the first nine months of fiscal 2025 from $783.1 million in the first nine months of fiscal 2024.
Net Income (Loss) per Share
Net income per diluted share was $3.12 in the first nine months of fiscal 2025 as compared to net income per diluted share of $2.82 in the first nine months of fiscal 2024. Excluding items affecting comparability, net income per diluted share increased $0.69 to $4.05 in the first nine months of fiscal 2025 from $3.36 in the first nine months of fiscal 2024, primarily due to higher net income and a decrease in shares outstanding.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, Operating income, Interest expense, Provision for income taxes, Net income and earnings per diluted share in the third quarter and first nine months of fiscal 2025 and fiscal 2024 and the reported Loss on extinguishment of debt in the first nine months of fiscal 2025, reflect certain items affecting comparability, including the impact of Acquisition and Divestiture Costs and Organizational Efficiency Costs. As a supplement to the Company's reported results, these measures are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
The Company incurred Acquisition and Divestiture Costs which consist of non-recurring acquisition and divestiture costs, primarily financing-related expenses and professional fees from the terminated Capri Acquisition as well as costs related to the Stuart Weitzman Business Divestiture, inclusive of the loss on business held for sale, store impairment, professional fees and share-based compensation expense. The Company also incurred Organizational Efficiency Costs which consist of non-recurring costs, primarily from various initiatives aimed at streamlining the organization and optimizing processes. These costs mainly include one-time severance and technology related charges.
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

FINANCIAL CONDITION
Cash Flows

	Nine Months Ended
	March 29, 2025	March 30, 2024	Change
	(millions)
Net cash provided by (used in) operating activities	$769.8	$999.6	$(229.8)
Net cash provided by (used in) investing activities	948.2	(486.1)	1,434.3
Net cash provided by (used in) financing activities	(6,808.4)	5,733.6	(12,542.0)
Effect of exchange rate changes on cash and cash equivalents	15.4	1.9	13.5
Net increase (decrease) in cash and cash equivalents	$(5,075.0)	$6,249.0	$(11,324.0)
The Company’s cash and cash equivalents decreased by $5.08 billion in the first nine months of fiscal 2025 as compared to an increase of $6.25 billion in the first nine months of fiscal 2024, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $229.8 million primarily due to changes in operating assets and liabilities of $337.9 million, higher impact of non-cash adjustments of $64.5 million, as well as higher net income of $43.6 million.
The $337.9 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Inventories were a use of cash of $132.7 million in the first nine months of fiscal 2025 compared to a source of cash of $91.6 million in the first nine months of fiscal 2024, primarily driven by increased inventory purchases for Coach to support continued sales growth.
•Accrued liabilities were a use of cash of $68.9 million in the first nine months of fiscal 2025 compared to a source of cash of $94.2 million in the first nine months of fiscal 2024, primarily driven by a decrease in accrued interest due to the repayment of the Capri Acquisition Senior Notes, a decrease in accrued professional fees due to higher spending in the prior year related to the Capri Acquisition, partially offset by an increase in other tax liabilities and an increase in accrued advertising.
Net cash provided by (used in) investing activities
Net cash provided by investing activities in the first nine months of fiscal 2025 was $948.2 million as compared to a use of cash of $486.1 million in the first nine months of fiscal 2024, resulting in a $1.43 billion increase in net cash provided by investing activities.
The $948.2 million of cash provided in the first nine months of fiscal 2025 was primarily due to proceeds from maturities and sales of investments of $2.92 billion, partially offset by purchases of investments of $1.89 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
The $486.1 million of cash used in the first nine months of fiscal 2024 was primarily due to purchases of investments of $1.13 billion, partially offset by maturities and sales of investments of $702.6 million, primarily related to the proceeds of the senior unsecured notes issued to fund the Capri Acquisition.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $6.81 billion in the first nine months of fiscal 2025 as compared to a source of cash of $5.73 billion in the first nine months of fiscal 2024, resulting in a net increase of cash used in financing activities of $12.54 billion.
The $6.81 billion of cash used in the first nine months of fiscal 2025 was primarily due to the repayment of debt of $6.86 billion, which mainly included the Capri Acquisition Senior Notes, use of cash of $2.02 billion under the Company's accelerated share repurchase program partially offset by proceeds from the issuance of debt of $2.25 billion.
The $5.73 billion source of cash in the first nine months of fiscal 2024 was primarily due to proceeds from the issuance of senior unsecured notes to fund the Capri Acquisition of $6.09 billion, partially offset by dividend payments of $240.9 million, as well as payment of debt issuance costs of $78.3 million.

Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $15.4 million as compared to $1.9 million in the first nine months of fiscal 2024, primarily driven by the impact of changes in the exchange rate of the United States Dollar against the Euro on the Capri Acquisition EUR Senior Notes.
Financial Condition
The following table presents our financial condition as of March 29, 2025 and June 29, 2024:

	March 29, 2025	June 29, 2024	Change
	(millions)
Cash and cash equivalents(1)	$1,037.7	$6,142.0	$(5,104.3)
Short-term investments(1)	19.3	1,061.8	(1,042.5)
Current debt(2)	(319.9)	(303.4)	(16.5)
Long-term debt(2)	(2,377.1)	(6,937.2)	4,560.1
Total, net	$(1,640.0)	$(36.8)	$(1,603.2)

(1)    As of March 29, 2025, approximately 38% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of March 29, 2025:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Revolving Credit Facility(1)	$2,000.0	$—	$2,000.0
China Credit Facility(1)(2)	34.4	16.5	17.9
Total	$2,034.4	$16.5	$2,017.9

(1)    Refer to Note 11, "Debt" for further information on these instruments.
(2)     The amounts under the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of March 29, 2025, there were 18 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a Purchase Agreement pursuant to which the Company will sell the Stuart Weitzman Business for total cash consideration of $105.0 million, subject to customary adjustments. The transaction is expected to close in the summer of 2025, subject to customary closing conditions. Refer to Note 5, "Acquisitions and Divestitures," for further information.
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
Capital Expenditures
During the three and nine months ended March 29, 2025, capital expenditures and cloud computing implementation costs were $35.7 million and $104.5 million, respectively. The Company expects total fiscal 2025 capital expenditures and cloud computing cost to be approximately $160 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
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
Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price ("VWAP") of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The difference between the initially delivered shares and the total number of shares purchased will be settled in four tranches, no later than the first quarter of fiscal 2026. The ASR Agreements are accounted for as a share purchase transaction and forward stock purchase agreement indexed to our common stock. Repurchased shares of common stock will become authorized but unissued shares.
During the quarter ended March 29, 2025, the Company owed 43,094 shares of common stock related to the settlement of one tranche as a result of the increase in the VWAP of the Company's common stock, which was cash settled for $3.0 million.
As of March 29, 2025 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program and no remaining availability to repurchase shares under the 2025 Share Repurchase Program.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2024. As of March 29, 2025, there have been no material changes to any of the critical accounting policies.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the third quarter of 2025 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except for below, as of March 29, 2025, there have been no material changes to the risk factors that were previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 filed with the SEC on August 15, 2024.
International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.
There has been significant reform in U.S. trade policy with the change in U.S. presidential administration in January 2025. International trade disputes as well as changes and uncertainty regarding international trade and trade policies, including the imposition or threat of imposition of new or increased tariffs or other trade restrictions on goods from the countries where our manufacturers are located could result in a materially adverse impact to our business. During fiscal 2024, the primary manufacturers of Coach products were located in Vietnam, Cambodia, the Philippines and India, and the primary manufacturers of Kate Spade products were located in Vietnam, Cambodia, mainland China, and the Philippines. Increased tariffs or other trade restrictions against these countries, as well as any tariffs or other trade restrictions implemented by these countries in retaliation, could limit our ability to manufacture products in countries that have the labor and technical expertise needed. Further, such tariffs or other trade restrictions could require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability. In addition, any negative perception of or sentiments towards the U.S., whether in response to changes in tariffs, trade policy or otherwise, could impact the perception of our Company. Our ability to navigate any uncertainty, changes or expansion in tariffs or other trade restrictions could have a material negative impact on our business, financial conditions and results of operations.

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
On November 13, 2024, the Board authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares on the open market, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price ("VWAP") of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The difference between the initially delivered shares and the total number of shares purchased will be settled in four tranches, no later than the first quarter of fiscal 2026. During the quarter ended March 29, 2025, the Company owed 43,094 shares of common stock related to the settlement of one tranche as a result of the increase in the VWAP of the Company's common stock, which was cash settled for $3.0 million.
As of March 29, 2025 the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program and no remaining availability to repurchase shares under the 2025 Share Repurchase Program. There were no shares repurchased during the three months ended March 29, 2025 under the 2022 Share Repurchase Program and the 2025 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended March 29, 2025.
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
Dated: May 8, 2025