Form 10-K
period 2025-06-28
TAPESTRY, INC.
filed 2025-08-14
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 27, 2024 (the last business day of the most recently completed second fiscal quarter) was approximately $13.59 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and executive officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 1, 2025, the Registrant had 208,123,628 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2025 Annual Meeting of Stockholders	Part III, Items 10 – 14

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include, but are not limited to: (i) the impact of international trade disputes and the risks associated with potential changes to international trade agreements, including the imposition or threat of imposition of new or increased tariffs or retaliatory tariffs implemented by countries where our manufacturers are located as well as the imposition of additional duties on the products we import; (ii) the impact of economic conditions, recession and inflationary measures; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) the impact of tax and other legislation; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to successfully identify and implement any sales, acquisitions or strategic transactions on attractive terms or at all, including our recently completed sale of the Stuart Weitzman Business; (viii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (ix) our ability to control costs; (x) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xi) the risk of cyber security threats and privacy or data security breaches; (xii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiii) the risks associated with climate change and other corporate responsibility issues; (xiv) our ability to protect against infringement of our trademarks and other proprietary rights; (xv) the impact of pending and potential future legal proceedings and (xvi) such other risk factors as set forth in Part I, Item 1A. "Risk Factors" and elsewhere in this report. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of June 28, 2025 ("fiscal 2025"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. Fiscal 2025 was a 52-week period, June 29, 2024 ("fiscal 2024") was a 52-week period, and July 1, 2023 ("fiscal 2023") was a 52-week period.
PART I
ITEM 1. BUSINESS
Tapestry, Inc. (the "Company") is a house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach and kate spade new york. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to harness the power of an inclusive culture. Individually, our brands are iconic. Together, we can stretch what’s possible.
OUR BRANDS
The Company has three reportable segments:
•Coach - Coach is a global fashion house of accessories and lifestyle collections, founded in New York City in 1941. Inspired by the vision of Expressive Luxury and the inclusive and courageous spirit of its hometown, the brand makes beautiful things, crafted to last – for you to be yourself in. Coach has built a legacy of craftsmanship and a community that champions the courage to be real. Coach includes global sales of primarily Coach brand products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses. This segment represented 79.9% of total net sales in fiscal 2025.
•Kate Spade - Since its launch in 1993 with a collection of six essential handbags, kate spade new york has always been colorful, bold and optimistic. Today, it is a global lifestyle brand that designs extraordinary things for the everyday, delivering seasonal collections of handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Known for its rich heritage and unique brand DNA, kate spade new york offers a distinctive point of view and celebrates communities of women around the globe who live their perfectly imperfect lifestyles. Kate Spade includes global sales of primarily kate spade new york brand products to customers through our DTC, wholesale and licensing businesses. This segment represented 17.1% of total net sales in fiscal 2025.
•Stuart Weitzman - Since 1986, New York City based global luxury footwear brand Stuart Weitzman has combined its signature artisanal craftsmanship and precise engineering to empower women to stand strong. Having perfected the art of shoemaking for nearly 40 years, the brand continues to expand its assortment to feature handbags and men's footwear, all the while staying true to its ethos of inspiring strength and confidence with every step. Stuart Weitzman includes global sales of primarily Stuart Weitzman brand products to customers through our DTC, wholesale and licensing businesses. This segment represented 3.0% of total net sales in fiscal 2025.
In addition to these reportable segments, the Company has certain corporate expenses that are not directly attributable to its brands ("Unallocated corporate expenses"); therefore, they are not allocated to its segments. Such costs primarily include certain overhead expenses related to corporate functions as well as certain administration, corporate occupancy, information technology and depreciation costs.
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business"). The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). Refer to Note 5, "Acquisitions and Divestitures," and Note 21, "Subsequent Events," for further information.
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
The Company's next investor day will be held in September 2025, during which the Company will present its latest long-term growth strategy.
DIRECT TO CONSUMER BUSINESS
Our DTC business consists of channels that provide us with immediate, controlled access to consumers. This includes retail and outlet stores, brand e-commerce sites as well as concession shop-in-shops. DTC revenues were approximately 86% of total net sales in fiscal 2025.
•Stores - Our brands operate freestanding retail stores, outlet stores, as well as concession shop-in-shop locations. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.

Store Count	2025	2024	2023
Coach
North America	324	324	330
International	607	606	609
Total Coach	931	930	939

Kate Spade
North America	189	197	205
International	171	181	192
Total Kate Spade	360	378	397

Stuart Weitzman
North America	28	34	36
International	52	60	57
Total Stuart Weitzman	80	94	93

Tapestry
North America	541	555	571
International	830	847	858
Total Tapestry	1,371	1,402	1,429

Avg. Square Footage	2025	2024	2023
Coach
North America	4,907	4,905	4,904
International	2,388	2,342	2,294
Total Coach	3,265	3,235	3,211

Kate Spade
North America	3,023	2,949	2,876
International	1,502	1,439	1,446
Total Kate Spade	2,301	2,226	2,185

Stuart Weitzman
North America	1,927	1,938	1,905
International	1,371	1,338	1,371
Total Stuart Weitzman	1,566	1,555	1,578

Tapestry
North America	4,095	4,029	3,987
International	2,142	2,078	2,043
Total Tapestry	2,912	2,850	2,820
•Digital - We view our digital platform as an instrument to deliver our products to customers directly with the benefit of added accessibility as consumers can purchase our products beyond where our physical locations are based. We have e-commerce sites in our major markets in the U.S., Canada, Japan, Greater China, several throughout Europe, Australia, and several throughout the rest of Asia. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.

WHOLESALE BUSINESS
Our wholesale business primarily includes major department stores, specialty stores, and third-party digital partners. We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation with proprietary brand fixtures within the department store environment in select locations. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes to the consumers of our wholesale partners in each local market. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. Wholesale represented approximately 13% of our total net sales for fiscal 2025. As of June 28, 2025, there were no customers who individually accounted for more than 10% of each segment’s total net sales.
LICENSING BUSINESS
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Our key licensing relationships and their fiscal year expirations as of June 28, 2025 are as follows:

Brand	Category	Partner	Fiscal Year Expiration
Coach	Eyewear	Luxottica	2026
Coach	Watches	Movado	2028
Coach	Fragrance	Interparfums	2031
Kate Spade	Tech Accessories	Case-Mate	2027
Kate Spade	Sleepwear	Komar	2028
Kate Spade	Fashion Bedding	Live Comfortably	2028
Kate Spade	Stationery and Gift	Lifeguard Press	2030
Kate Spade	Fragrance	Interparfums	2030
Kate Spade	Eyewear	Safilo	2031
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

PRODUCTS
The following table shows Net sales for each of our product categories by segment.

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		July 1, 2023
	Amount	% of Total segment net sales	Amount	% of Total segment net sales	Amount	% of Total segment net sales
	(millions)
Coach
Handbags	$3,223.3	57.6%	$2,889.9	56.7%	$2,847.1	57.4%
Accessories	1,539.5	27.5	1,407.9	27.6	1,325.7	26.7
Footwear	342.5	6.1	326.0	6.4	311.5	6.3
Other	493.2	8.8	471.5	9.3	476.1	9.6
Total Coach	$5,598.5	100.0%	$5,095.3	100.0%	$4,960.4	100.0%

Kate Spade
Handbags	$623.0	52.1%	$721.0	54.0%	$779.7	54.9%
Accessories	269.8	22.5	307.0	23.0	324.8	22.9
Footwear	55.2	4.6	57.4	4.3	57.8	4.1
Other	249.1	20.8	249.0	18.7	256.6	18.1
Total Kate Spade	$1,197.1	100.0%	$1,334.4	100.0%	$1,418.9	100.0%

Stuart Weitzman(1)	$215.1	100.0%	$241.5	100.0%	$281.6	100.0%

Tapestry
Handbags	$3,846.3	54.9%	$3,610.9	54.1%	$3,626.8	54.4%
Accessories	1,809.3	25.8	1,714.9	25.7	1,650.5	24.8
Footwear	612.8	8.7	624.9	9.4	650.9	9.8
Other	742.3	10.6	720.5	10.8	732.7	11.0
Total Tapestry	$7,010.7	100.0%	$6,671.2	100.0%	$6,660.9	100.0%

(1)The significant majority of sales for Stuart Weitzman is attributable to footwear and therefore all of Stuart Weitzman net sales are within the Tapestry Footwear category.
•Handbags — This category primarily includes handbags classically inspired as well as fashion designs, business cases, computer bags, messenger-style bags, backpacks, travel bags and totes.
•Accessories — This category primarily includes small leather goods, such as mini and micro handbags, money pieces, wristlets, pouches and cosmetic cases. Also included in this category are novelty accessories (including address books, time management accessories, travel accessories, sketchbooks and portfolios), belts, key rings, technology accessories, gifting, straps and charms.
•Footwear — This category primarily includes women's and men's footwear, including casual shoes, dress shoes, boots, sneakers and sandals.
•Other — This category primarily includes outerwear, ready-to-wear, jewelry, watches, eyewear, fragrance, scarves, hats, gloves, other products, as well as royalties earned from the Company's licensing partners.
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
MARKETING
Our marketing objective is to build emotional connections with consumers to drive acquisition. We use a 360-degree approach to marketing for each of our brands, synchronizing our efforts across all business channels to ensure consistency at every touchpoint. Our global marketing strategy is to deliver a consistent, relevant and multi-layered message every time the consumer comes in contact with our brands through our communications, visual merchandising and customer experiences. Each brand's distinctive positioning is communicated by our creative marketing, visual merchandising and public relations teams, as well as outside creative agencies. We also have a sophisticated consumer and market research capability and leverage third-party experts to gain insights into consumer attitudes and trends.
We engage in many consumer communication initiatives globally, including activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related activities in fiscal 2025 were $744.5 million, representing nearly 11% of net sales, compared to $616.8 million in fiscal 2024, representing over 9% of net sales.
Our wide range of marketing activities utilize a variety of media, including digital, social, television, print and out-of-home. Our respective brand websites serve as effective communication vehicles by providing an immersive brand experience, showcasing the fullest expression across product categories.
As part of our direct marketing strategy, we use databases of consumers to generate personalized communications in direct channels such as email and text messages to drive engagement. Visitors to our e-commerce sites provide an opportunity to increase the size of these consumer databases, in addition to serving as a point of transactions globally, except where restricted.
The Company has several regional informational websites for locations where we have not established an e-commerce presence. The Company utilizes social media and continues to explore digital technologies to create emotional connections with consumers, acquire new customers and build brand awareness, in addition to increasing on-line and store sales.
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
During fiscal 2025, manufacturers of Coach products were primarily located in Vietnam, Cambodia, the Philippines and India and no individual vendor provided 10% or more of the brand's total inventory purchases. During fiscal 2025, Kate Spade products were manufactured primarily in Vietnam, Cambodia, mainland China, and the Philippines and no individual vendor provided 10% or more of the brand's total inventory purchases. Stuart Weitzman products were primarily manufactured in Spain. During fiscal 2025, Stuart Weitzman had one vendor, located in Spain, who individually provided approximately 11% of the brand's total inventory purchases.
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
In North America, we maintain fulfillment centers in Florida, Nevada and Ohio, operated by Tapestry. The Company also has third-party facilities in Canada and Mexico. Globally, we utilize regional fulfillment centers in mainland China, the Netherlands, the United Kingdom, Singapore and Spain, owned and operated by third parties, that support multiple countries. We also utilize local fulfillment centers, through third parties in Japan, parts of Greater China, South Korea, Malaysia and Australia.
INFORMATION SYSTEMS
The Company’s information systems are integral in supporting the Company’s long-term strategies. Our robust information technology platform serves as a foundation to drive growth and enhance consumer centricity initiatives, and enable data-driven decision making. We are continually enhancing our digital technology platforms to elevate our e-commerce capabilities, strengthen DTC functionalities, and deliver a seamless overall omni-channel experience leveraging modern and cloud-based technologies. During fiscal 2025, we continued to enhance our artificial intelligence, both predictive and generative, and machine learning models for areas such as data analytics, planning, marketing, customer journey personalization, pricing and product creation, to improve our customer capture and segmentation capabilities for more tailored and effective engagement.
The Company utilizes a cloud-based digital platform which integrates critical components of our businesses including our customer shopping sites, Order Management Systems, Point of Sale systems, Customer Services, Enterprise Resource Planning systems and product management systems into one cohesive platform with a shared codebase. This unified platform allows us to be a more dynamic and responsive company providing best-in-class service to our customers across all brands in North America, Europe and Japan.
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
GOVERNMENT REGULATION
Most of the Company's imported products are subject to tariffs, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. The Company is not materially restricted by quotas or other government restrictions in the operation of its business; however, customs duties do represent a component of total product cost. To maximize opportunities, the Company operates complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. Additionally, the Company operates a direct import business in many countries worldwide. As a result, the Company is subject to stringent government regulations and restrictions, adding significant complexity with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality, safety and sustainability of the Company’s products. The Company maintains an internal global trade, customs and product compliance organization to help manage its import/export and regulatory affairs activity.
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

CORPORATE RESPONSIBILITY
As a people-centered and purpose-led Company, Tapestry believes that a better-made future is one that is both beautiful and responsible. Our Corporate Responsibility (“CR”) strategy, the Fabric of Change, aims to unite teams across the Company’s business to work to meet our Corporate Responsibility Goals and a shared objective: to create a company of the future that balances true fashion authority with meaningful, positive change. The Fabric of Change focuses on four pillars: Power of Our People, Sustain the Planet, Uplift Our Communities and Create Products with Care.
•Power of Our People:
◦As our company name suggests, we believe in the intertwining of a broad mix of people who bring a variety of perspectives, unleashing the power of innovation and self-expression in our products and experiences.
◦As a global employer, we work to continuously expand our aperture as wide as possible to acquire, retain and grow the best talent.
•Sustain the Planet:
◦We aim to preserve and restore our planet through investments in solutions that improve biodiversity and reduce the impacts of climate change.
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
◦We have set goals focused on tracing and mapping our raw materials, and targets to increase the uptake of sourcing environmentally preferred materials.
The Company’s CR strategy, including oversight, management and identification of risks, is ultimately governed by the Board of Directors (the "Board") and overseen by an Executive Steering Committee, which is comprised of members of our executive leadership team, and driven by a Task Force, comprised of senior leaders and cross-functional members from major business functions. The Board approves long-term sustainability goals, strategic moves or major plans of action and receives updates at least annually. Tapestry's Governance and Nominations Committee of the Board receives quarterly updates on sustainability strategy, including climate-related topics, progress towards the CR goals and other CR related initiatives.
Additional information on the Fabric of Change and CR Goals can be found at www.tapestry.com/responsibility. The content on this website and the content in our corporate responsibility reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
Employees
As of June 28, 2025, the Company employed approximately 19,000 employees globally. Of these employees, approximately 15,100 employees worked in retail locations, of which 6,500 were part-time employees. This total excludes seasonal and temporary employees that the Company employs, particularly during the second quarter due to the holiday season. The Company believes that its relations with its employees are good and has never encountered a strike or work stoppage.
Embracing Difference by Design
We believe that having a variety of perspectives, backgrounds and experiences makes us more innovative and successful and brings us closer to our consumer. We believe that difference sparks brilliance, so we welcome people and ideas from everywhere to join us in stretching what's possible.
Our core values of ‘Embracing Difference by Design’ and ‘Stand Taller Together’ are non-negotiable, it is who we are. They are the bedrock of the kind of ingenuity that turns heads, turns objects into icons and comes only from the places few have looked before. To support these actions, we are guided by four interconnected principles:
•Talent: Identify, retain and grow the best talent – making us an employer of choice in a rapidly evolving talent marketplace.
•Culture: Cultivate a workplace culture where everyone can fully contribute and reach their potential by feeling included, that they belong and that they matter.
•Community: Amplify our brands and support the communities in which our employees live and work.
•Marketplace: Growing our customer base in line with the market and shifting dynamics.
Additionally, we believe educating our employees is crucial in achieving our goals. We have curated a catalogue of learning and development content, tools and resources, including bespoke skill-building programs to accommodate our dynamic employee population. Furthermore, the Company has focused on providing employees with resources to foster continuing education and conversation through 'Tapestry UNSCRIPTED', which is an internal speaker series for our employees designed to bring our values to life. We feel hosting bold conversations about our values provides an opportunity for us to be inspired, discover ideas and ignite personal passions.
Tapestry is committed to inclusion and opportunity for all through our corporate partnerships and best practice benchmarking groups through our corporate efforts. Our focus on fostering an equitable work environment has led to continued recognition in the form of awards from Forbes as one of the World’s Most Admired Companies; Newsweek for America’s Greatest Workplaces for Mental Well-being; America’s Greatest Workplaces for Women and Greatest Workplaces 2025; and official certification from Great Place to Work in the US and several countries globally.

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
Our Total Compensation Program includes cash pay, annual and long-term incentives, benefits and other special programs that our employees value. We strive to pay each employee fairly and competitively across our brands. Tapestry's primary compensation principle is to "pay for performance." Tapestry's practice is to pay a competitive base salary and provide corporate employees with the opportunity to earn an annual bonus tied to Tapestry's and its brands' financial performance, and provide store employees with the opportunity to earn sales incentives. Approximately 2,400 of our employees, including nearly all of our store managers, received an annual long-term equity award in 2025, which aligns employee interests with those of our stockholders, rewards employees for enhancing stockholder value and supports retention of key employees.
Our benefits package, which varies by country, is designed to be competitive and comprehensive. Our benefits, along with competitive pay, include health benefits, vacation time, and paid Company holidays for directly hired full-time and qualifying part-time employees. Additionally, we offer parental leave for directly hired full-time employees. The Company also offers retirement benefits and paid wellness days for full-time and part-time employees. To support employees in achieving their career and financial goals, the Company also provides access to learning opportunities on personal finances, as well as physical and mental wellness, through various platforms based on the location of the employee.
Talent Acquisition and Development
Hiring talented employees is critically important to us, as we consider our employees around the world to be our greatest asset. Our recruitment and sourcing strategy focuses on tapping many sources to attract the best talent to our organization and then retaining them through our continued investments in resources that provide our employees with the tools for development and career advancement. Our internal opportunity program encourages employees to stretch themselves in their career development, aligning their capabilities with career interests and goals. We strive to provide a working environment where our people can grow and progress their careers within the Company.
We are committed to helping our employees develop the knowledge, skills and abilities needed for continued success and encourage employee development at all levels and every career stage. Our development programs enable individual and team success through targeted initiatives and resources, offering a wide-ranging curriculum focused on professional and leadership development for leaders, managers and individual contributors, including through our Manager Effectiveness Program, Better Conversations Everyday Program, Leader Transition Acceleration Program and third-party learning platforms, in addition to other trainings and education facilitated through the Company for all employees.
Performance management is critical to our ability to reach our goals and foster a culture of success. By having a dynamic, performance-driven culture, we can achieve greater results, maximize employee, manager and team performance and offer exciting development and career opportunities. In fiscal year 2025, we transitioned from an annual performance review cycle to one that has managers and employees meeting for formal check-ins four times a year, focused on goals and expectations, feedback, coaching and career development. As our focus extends beyond the performance of our employees to the performance of our Company as a whole, we have mechanisms in place to facilitate comprehensive upward feedback through robust cross-functional feedback tools and a cadence of regular pulse surveys that inform on how we can continue to strive for excellence in our work culture.
Well-being
At Tapestry, we are committed to providing a safe working environment for our people, as well as supporting our people in achieving and maintaining their health and well-being goals. Work-life integration is top of mind, and we provide resources and benefits to help achieve this balance. We provide our employees with supplemental resources to achieve wellness such as access to our Employee Assistance Program, regular employee programming and subscriptions to Headspace, a smartphone application dedicated to meditation and mindfulness. In addition, the Company maintains an Associate Relief Fund, which provides emergency assistance for events considered a disaster or hardship.
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
Risks Related to Macroeconomic Conditions
We face risks associated with potential changes to international trade agreements and the imposition of additional tariffs on importing our products.
Most of our imported products are subject to tariffs, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") enforcement actions. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or the detention of our goods by CBP for any reason, could have a material adverse effect on our business, results of operations and financial condition.
There has been significant reform in U.S. trade policy following the change in U.S. presidential administration in January 2025. International trade disputes as well as changes and uncertainty regarding international trade and trade policies, including the imposition or threat of the imposition of new or increased tariffs or other trade restrictions on goods from the countries where our manufacturers are located, could result in a materially adverse impact to our business. During fiscal 2025, the primary manufacturers of Coach products were located in Vietnam, Cambodia, the Philippines and India, and the primary manufacturers of Kate Spade products were located in Vietnam, Cambodia, mainland China, and the Philippines. Increased tariffs or other trade restrictions against these countries, as well as any tariffs or other trade restrictions implemented by these countries in retaliation, could limit our ability to manufacture products in countries that have the labor and technical expertise needed. Further, such tariffs or other trade restrictions could require us to absorb costs or try to pass costs onto consumers, which could materially impact our revenue and profitability. In addition, any negative perception of or sentiments towards the U.S., whether in response to changes in tariffs, trade policy or otherwise, could impact the perception of our Company. Our ability to navigate any uncertainty, changes or expansion in tariffs or other trade restrictions could have a material negative impact on our business, financial conditions and results of operations.
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
We operate on a global basis, with approximately 40.0% of our net sales coming from operations outside of United States for fiscal year 2025. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies;
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
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•disruptions or delays in shipments whether due to port congestion, logistics carrier disruption (including as a result of labor disputes), militant attacks on commercial shipping vessels in the Red Sea, other shipping capacity constraints or other factors, which has and may continue to result in significantly increased inbound freight costs and increased in-transit times;
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
•regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions by any government or regulatory authority in the jurisdictions where we conduct business, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control or other sanctions regimes;
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
The success of our business depends on our ability to retain the value of our brands and respond to changing consumer preferences and fashion trends in a timely manner.
Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by unique brand purposes, distinctive products, and differentiated customer experiences across business channels and geographies. Any misstep in product quality or design, executive leadership, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, our brands’ communications, product lines and experiences are subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our target consumers, our sales and results of operations may be negatively impacted.
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
Our success also depends in part on our and our executive leadership team's ability to execute on our plans and strategies for each of our brands and for Tapestry, as a multi-brand enterprise. Even if our products, marketing campaigns, consumer experiences and environments do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact the growth of our brands and the Tapestry multi-brand portfolio, and our overall business, financial condition, and results of operations.
The growth of our business depends on the successful execution of our global omni-channel expansion efforts and our ability to execute our digital and e-commerce priorities.
Our success and growth depend on the continued development of our omni-channel presence for each of our brands globally, leaning into global digital opportunities for each brand, along with select bricks and mortar expansion. With respect to international expansion, our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets, either through bricks and mortar stores or digital channels, have different operational characteristics, including but not limited to employment and labor, privacy, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
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
Furthermore, consumer demand and behavior, as well as tastes and purchasing trends, may differ across countries, and as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Further, expanding in certain markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and therefore may be dilutive to our brands in the short-term. We may also have to compete for talent in international regions as we expand our omni-channel presence.
Consequently, if our global omni-channel expansion plans are unsuccessful, or we are unable to retain and/or attract key personnel, our business, financial condition and results of operations could be materially adversely affected.
Significant competition in our industry could adversely affect our business.
We face intense competition from many other brands in the product lines and markets we participate in, which include the Company's wholesale customers. Competition is based on a number of factors, including, without limitation, the following:
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

•identifying and adapting to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning; and
•the ability to withstand prolonged periods of adverse economic conditions or business disruptions.
A failure to compete effectively or to keep pace with rapidly changing consumer preferences, technology and product trends could adversely affect our growth and profitability.
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
We may seek to sell one or more lines of our business in an effort to maximize shareholder value, which may adversely affect our business, our reputation, our results of operations and financial position or our stock price.
We continuously evaluate how to best structure our business in an effort to maximize shareholder value, which could include the divestiture of certain of our lines of business, such as our recently completed sale of the Stuart Weitzman Business. Divestitures are subject to numerous risks and uncertainties, including, among others:
•the risk that a divestiture may not be completed in the expected time frame or at all;
•disruption of our management’s attention from ongoing business operations due to a proposed or pending divestiture;
•the acceptance of a less than favorable sales price or other terms of sale;
•the potential loss of key personnel or operations;
•adverse reactions from our borrowers, lenders or other counterparties, or those of the divested lines of business;
•the risk of litigation or other judicial or administrative proceedings arising from the divestiture; and
•negative reactions from market analysts and adverse impacts on our stock price.
A divestiture could result in significant costs to us and is subject to numerous risks, including those listed above. We cannot provide any assurance that a sale of one or more lines of business will be successful or will not harm our business, our reputation, our results of operations and financial position or our stock price.
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
Globally we utilize fulfillment centers in mainland China, the Netherlands, the U.K. and Spain, owned and operated by third parties, allowing us to better manage the logistics in these regions while reducing costs. We also utilize local fulfillment centers, through third parties, in Japan, parts of Greater China, South Korea, Singapore, Malaysia, Canada, Australia, and Mexico. The warehousing of the Company’s merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
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
Increases in our costs, such as raw materials, labor or freight could negatively impact our gross margin. Our costs for raw materials are affected by, among other things, weather, customer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. Any of these factors may be exacerbated by global climate change. In addition, political instability, trade relations, sanctions, price inflationary pressure, or other geopolitical or economic conditions could cause raw material costs to increase and have an adverse effect on our future margins. Labor costs at many of our manufacturers have been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. Furthermore, the cost of transportation has fluctuated and may continue to fluctuate significantly if oil prices continue to rise. We may not be able to offset such increases in raw materials, labor or transportation costs through pricing measures or other means.
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
Our wholesale business comprised approximately 13% of total net sales for fiscal 2025. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. This may continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our or our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this business channel.
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
The Company's results are typically affected by seasonal trends. We have historically realized, and expect to continue to realize, higher sales and operating income in the second quarter of our fiscal year. Business underperformance in the Company's second fiscal quarter could have a material adverse effect on its full year operating results and result in higher inventories. In addition, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
We rely on our licensing partners to preserve the value of our licenses and the failure to maintain such partners could harm our business.
Our brands currently have multi-year agreements with licensing partners for certain products. In the future, we may enter into additional licensing arrangements. The risks associated with our own products also apply to our licensed products, as do unique risks stemming from problems that our licensing partners may experience, including risks associated with each licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit and bankruptcy risks, and maintain customer relationships. While we maintain significant approval rights over the products produced for us by our licensing partners, any of the foregoing risks, or the inability of any of our licensing partners to execute on the expected design and quality of the licensed products or otherwise exercise operational and financial control over its business, may result in loss of revenue and competitive harm to our operations in the licensed product categories. Further, while we believe that we could engage with new licensing partners if required, any delay in doing so could adversely affect our revenues and harm our business.
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
Additionally, due to the uncertain economic environment, it may be difficult to determine the fair market value of real estate properties when we are deciding whether to enter into leases or renew expiring leases. This may impact our ability to manage the profitability of our store locations, or cause impairments of our lease right-of-use assets if market values decline, any of which could have a material adverse effect on our financial condition or results of operations.
Risks Related to Information Security and Technology
Computer system disruption and cyber security threats, including a personal data or security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email and chat communications to and from employees, customers, stores and vendors, the design, manufacture and distribution of our finished goods, digital and local marketing and clienteling efforts, data analytics, collection, use and retention of customer, employee, vendor and partner information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Our company implemented a hybrid working model. Continued remote working has increased our dependence on digital technology. Despite the security measures we have in place, including those described in Item 1C “Cybersecurity”, the possibility of a successful cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many cyber-attacks. As part of our business model, we collect, retain and transmit confidential information and personal data over public networks. In addition to our own databases, we use third-party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable and adequate security measures and data protection, we cannot control third parties and cannot guarantee that a personal data or security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random cyber-attacks, personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing and other attempts to breach or gain unauthorized access to our systems. As artificial intelligence becomes increasingly integrated into business systems, concerns about data exposure and privacy risks are intensifying. Additionally, artificial intelligence is being used to carry out advanced social engineering attacks, increasing potential for harm. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.
Awareness and sensitivity to personal data breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation or unauthorized access to confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees, vendors and investors. We have been incurring and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new international, federal and state laws governing the unauthorized disclosure, access to, loss, alteration or exfiltration of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation ("GDPR") in the E.U., the UK GDPR, the California Consumer Privacy Act ("CCPA") as amended by the California Privacy Rights Act ("CPRA"), the Virginia Consumer Data Protection Act ("VCDPA"), the Colorado Privacy Act ("CPA"), the Utah Consumer Privacy Act ("UCPA"), the Connecticut Data Privacy Act ("CTDPA"), the Montana Consumer Data Privacy Act ("MCDPA"), the Washington My Health My Data Act ("WMHMDA"), the Florida Digital Bill of Rights ("FDBR"), the Texas Data Privacy and Security Act ("TDPSA") and other comprehensive and sectoral state privacy laws in the U.S., as well as increased cyber security and privacy protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees and contractors, engaging outside counsel, third-party experts and consultants. We may also experience loss of revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation and customer claims, as a result of cyber security or personal data breaches. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach.
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
We rely heavily on various information and other business systems, including data analytics and machine learning, and artificial intelligence, to manage our operations, including management of our supply chain, point-of-sale processing in our brands’ stores, our online businesses associated with each brand and various other processes and metrics. We are continually evaluating and implementing upgrades and changes to our systems. In addition, from time to time, we implement new systems.
Implementing new systems and upgrading existing systems and data analytics models carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, failure to accurately capture or report data or metrics, potential loss of confidential and personal information, cost overruns, implementation delays and disruption of operations. Furthermore, failure of our computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security and personal data breaches, system upgrades or migration of these services, as well as employee, vendor and consumer privacy concerns and new privacy and security and artificial intelligence laws and global government regulations, individually or in accumulation, could have a material effect on our business, financial condition or results of operations and cash flow.
Risks Related to our Indebtedness
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of June 28, 2025, our consolidated debt was approximately $2.39 billion. In fiscal year 2025, the Company issued $1.50 billion of senior unsecured notes, consisting of $750.0 million aggregate principal amount of 5.100% senior unsecured notes due March 11, 2030 and $750.0 million aggregate principal amount of 5.500% senior unsecured notes due March 11, 2035. Also in fiscal year 2025, the Company refinanced and replaced the Company's unsecured revolving facility dated May 11, 2022

(the "Existing Revolving Credit Facility") with a new revolving credit facility (the "Amended Revolving Credit Facility"), dated as of May 22, 2025. Under the Amended Revolving Credit Facility, the Lenders have made available to the Company a $2.00 billion unsecured revolving credit facility, including sub facilities for letters of credit, with a maturity date of May 22, 2030.
Under the terms of our debt facilities, we must comply with certain restrictions limiting the Company’s ability to, among other things: (i) incur certain indebtedness, (ii) create certain liens, (iii) enter into certain sale and leaseback transactions, (iv) make certain investments or payments and (v) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. Under the Amended Revolving Credit Facility, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00, which may be increased to 4.50:1:00 following the consummation of a material acquisition, subject to certain limitations set forth in the Amended Revolving Credit Facility.
The consequences and limitations under our outstanding indebtedness could impede our ability to engage in future business opportunities or strategic acquisitions. In addition, a prolonged disruption in our business may impact our ability to satisfy the leverage ratio covenant under our Amended Revolving Credit Facility. Non-compliance with these terms would constitute an event of default under our credit facilities, which may result in acceleration of payment to the lenders. In the event of an acceleration of payment to the lenders, this would result in a cross default of the Company’s senior notes, causing the Company’s outstanding borrowings to also become due and payable on demand.
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
Risks Related to Corporate Responsibility
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
Increased scrutiny from investors and others regarding our Corporate Responsibility initiatives, including matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation.
Stakeholders, including consumers, employees and investors, have increasingly focused on corporate responsibility practices of companies. Although we have announced our Corporate Responsibility strategy and related goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals on a timely basis, or at all, could damage our reputation, causing our investors or consumers to lose confidence in our Company and brands, and negatively impact our operations. In addition, our brand is susceptible to risks associated with changing consumer attitudes regarding social and political issues and consumer perceptions of our position on these issues.
Any Corporate Responsibility report that we publish or other sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and our workforce. It is possible that stakeholders may not be satisfied with our Corporate Responsibility practices or the speed of our adoption of these practices. We could also incur additional costs and require additional resources to monitor, report and comply with various Corporate Responsibility practices and various legal, legislative and regulatory requirements. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.
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
On December 12, 2022, the E.U. member states also reached an agreement to implement the Organization for Economic Co-operation and Development’s (“OECD”) reform of international taxation known as Global Anti-Base Erosion Rules (“GloBE”), which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies, which was effective on January 1, 2025. Based on the countries in which we do business, these changes did not have a material impact in fiscal 2025. Other countries are also implementing similar legislation with effective dates starting in fiscal 2026, known as Qualifying Domestic Minimum Top-Up Tax ("QDMTT"). On June 26, 2025, the U.S. Treasury reached an agreement with the other G7 countries regarding the application of GloBE rules to U.S. parented multinational enterprises ("U.S. MNEs"). Most notably, the agreement includes a full exclusion for U.S. MNEs from the Undertaxed Profits Rule and Income Inclusion Rule, which are two of the three taxing mechanisms under GloBE. Given that the third mechanism, QDMTT is still in force, it is unclear what impact if any this agreement will have on the Company. Unless U.S. MNEs are likewise excluded from QDMTT, the Company believes QDMTT would have a negative impact on its effective tax rate in fiscal 2026 and beyond.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures (reinstating full expensing beginning January 2025), permanent extension of 100% bonus depreciation, and revisions to international tax regimes that more closely align with the original application of Tax Cut Jobs Act of 2017. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in the first quarter of fiscal 2026. The Company believes this legislation will not have a material impact on its financial statements but will continue to evaluate as guidance becomes available.

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
In fiscal 2025, the Company returned capital to its shareholders through a quarterly cash dividend of $0.35 per common share, for an annual dividend rate of $1.40 per share, or $299.3 million. On November 24, 2024, the Company announced that it entered into Accelerated Share Repurchase (“ASR”) agreements to repurchase $2.00 billion shares of Tapestry common stock. In addition to the ASR program, the Company has $800.0 million remaining under its previous share repurchase authorization. The dividend program and the stock repurchase program each require the use of a significant portion of our cash flow. Our ability to pay dividends and conduct stock repurchases will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board may, at its discretion, decrease or entirely discontinue the dividend program at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at all or at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.
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
We periodically return value to investors through payment of quarterly dividends and common stock repurchases. On November 24, 2024, the Company announced that it entered into ASR agreements to repurchase $2.00 billion shares of Tapestry common stock. In addition to the ASR program, the Company has $800.0 million remaining under its previous share repurchase authorization. The market price of our securities could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. Refer to “If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be negatively impacted.” for additional discussion of our quarterly dividend.
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
The Company's bylaws provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at an annual meeting of stockholders may be made only in the notice of the meeting, by or at the direction of the Company's Board, by a stockholder who is a stockholder of record as of the record date set by the Company's Board for purposes of determining stockholders entitled to vote at the meeting, at the time of the giving of the notice by the stockholder pursuant to the Company's bylaws and at the time of the meeting (and any postponement or adjournment thereof), who is entitled to vote at the meeting in the election of each individual so nominated or on any such other business and has complied with the advance notice procedures of the Company's bylaws or by qualifying stockholders that satisfy the proxy access provisions of the Company’s bylaws.
Under Maryland law, business combinations, including mergers, consolidations, share exchanges and, in circumstances specified in the statute, asset transfers and issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company’s common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a business combination must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.
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
Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that directors have no liability in their capacity as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the best interest of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, the Company’s charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
Our charter authorizes us, and our bylaws obligate us, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, to pay or reimburse reasonable expenses in advance of final disposition of the proceeding to any of our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limits rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws.
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
On a periodic basis, the Company engages independent third-party subject matter experts to conduct a cybersecurity maturity assessment based on the National Institute of Standards and Technology framework, focused on risk assessment, global payment card industry audits, and compliance audits to help identify gaps and improve existing processes. In addition, the Company has a cybersecurity risk program that includes policies and procedures around onboarding of third parties, contractual agreement review, risk assessment and ongoing monitoring of high-risk vendors.
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
•Cybersecurity Awareness – educating employees and third-party service providers on best practices for protecting the Company from cyber threats, which includes providing annual security and privacy industry-specific training to employees as well as conducting periodic phishing simulations to test their awareness.
We are continuously enhancing our cybersecurity framework in response to the ongoing incidents and threats that we face.
Cybersecurity is a key component of the Company’s risk mitigation strategy. As such, a multi-year cybersecurity strategy and roadmap are developed and incorporated into Tapestry’s long-range planning and capital allocation process.
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
As part of our cyber incident response plan, our CISO is responsible for escalating certain cybersecurity incidents to relevant senior management, along with several stakeholders, who then convene to evaluate the materiality of such incident using a list of quantitative and qualitative guidelines. In addition, outside advisors would be engaged as deemed necessary. The CEO, CFO, and Board are informed if the incident is deemed potentially material.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key fulfillment, corporate and product development facilities as of June 28, 2025. All of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America fulfillment and customer service	1,050,000
Las Vegas, Nevada	Coach North America fulfillment	789,000
Westchester, Ohio	Kate Spade and Stuart Weitzman North America fulfillment	601,000
New York, New York	Corporate global headquarters	546,000
Chiba, Japan	Coach and Kate Spade Japan regional fulfillment	278,000
North Bergen, New Jersey	Corporate office and customer service	106,000
Shanghai, China	Coach Asia regional fulfillment	96,000
Dongguan, China	Corporate sourcing, quality control and product development	73,000
Shanghai, China	Coach Greater China regional management	21,200
Shanghai, China	Corporate regional management	21,200
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Tokyo, Japan	Corporate regional management	17,000
London, England	Corporate regional management	16,500
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	12,600
Seoul, South Korea	Corporate regional management	11,400
Singapore	Coach Singapore regional management, sourcing and quality control	8,700
Hong Kong SAR, China	Corporate sourcing and quality control	8,500
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
ITEM 3. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 13, "Commitments and Contingencies," in the accompanying consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Tapestry, Inc.’s common stock is listed on the New York Stock Exchange and is traded under the symbol “TPR.”
As of August 1, 2025, there were 1,765 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index over the five-fiscal-year period ending June 28, 2025, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on June 27, 2020 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
TPR	$100.00	$339.92	$251.94	$360.87	$374.35	$779.94
S&P 1500 Apparel, Accessories & Luxury Goods	$100.00	$200.09	$122.52	$115.41	$101.21	$101.11
S&P 500	$100.00	$146.97	$131.06	$155.10	$193.19	$221.32

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
On November 13, 2024, the Board authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares on the open market, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price ("VWAP") of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The difference between the initially delivered shares and the total number of shares purchased will be settled in four tranches, no later than the first quarter of fiscal 2026. During the quarter ended March 29, 2025, the Company cash settled $3.0 million related to 43,094 shares of common stock owed for the settlement of one tranche as a result of the increase in the VWAP of the Company's common stock. During the quarter ended June 28, 2025, the Company cash settled $3.6 million related to 49,442 shares of common stock of an additional tranche.
As of June 28, 2025, the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program and no remaining availability to repurchase shares under the 2025 Share Repurchase Program. There were no shares repurchased during the three months ended June 28, 2025 under the 2022 Share Repurchase Program and the 2025 Share Repurchase Program.
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
•Results of Operations. An analysis of our results of operations in fiscal 2025 compared to fiscal 2024.
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
OVERVIEW
Fiscal 2025, fiscal 2024 and fiscal 2023 were 52-week periods.
Tapestry, Inc. is a house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach and kate spade new york. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to harness the power of an inclusive culture. Individually, our brands are iconic. Together, we can stretch what’s possible.
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

Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a Purchase Agreement with Caleres to sell the Stuart Weitzman Business (as defined below). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for total cash consideration of $105.0 million (the "Purchase Price"), subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). Refer to Note 5, "Acquisitions and Divestitures," and Note 21, "Subsequent Events," for further information.
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into the Merger Agreement by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri. In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of U.S. dollar-denominated senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, complete the expected financing for the Capri Acquisition. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which was scheduled to begin on December 9, 2024. On October 28, 2024, the Company and Capri filed a Notice of Appeal with respect to the October 24, 2024 Opinion and Order. On November 6, 2024, the United States Court of Appeals for the Second Circuit entered an order setting an expedited briefing schedule for the appeal of the decision of the United States District Court of the Southern District of New York granting the preliminary injunction of the merger. On November 13, 2024, the Parties entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto and all ancillary agreements contemplated thereby or entered pursuant thereto (the “Termination Date”), effective immediately. Pursuant to the Termination Agreement, the Company agreed to reimburse Capri for its expenses in an amount equal to $45.1 million in cash on November 14, 2024. The Parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby. Following termination of the Merger Agreement, the Parties and the FTC filed a stipulation withdrawing the appeal to the United States Court of Appeals for the Second Circuit on November 19, 2024 and the Second Circuit dismissed the appeal on November 20, 2024. The Parties and the FTC also filed a Joint Motion to dismiss the complaint in the administrative trial on November 15, 2024 and the FTC dismissed the complaint on December 4, 2024. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the indenture governing the Capri Acquisition Senior Notes, as supplemented, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Capri Acquisition Term Loan Facilities were terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 5, "Acquisitions and Divestitures" and Note 12, "Debt" for further information.
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

The Company's next investor day will be held in September 2025, during which the Company will present its latest long-term growth strategy.
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
During the second half of fiscal 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced. As a result of the Company's actions to accelerate inventory purchases and based on current trends of the business, we did not experience a meaningful negative impact to our results of operations in fiscal 2025.
At the time of this report, the Company estimates a projected tariff and trade policy impact of approximately 230 basis points to operating margin in fiscal 2026 after consideration of mitigating actions. In addition, there could be further impact to our results of operations in fiscal 2026 and beyond depending on the outcome of trade negotiations. The Company is prepared to take actions to mitigate this negative impact as changes in trade relations, economic and monetary policies are made clear.
The macroeconomic environment remained challenging and volatile during fiscal 2025. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy. Some of these organizations have recently revised the forecast slightly upwards since the third quarter of fiscal 2025. The forecast is below the historical growth average and is reflective of the current volatile environment, including escalation of trade tensions, tighter monetary and fiscal policies which have continued to moderate inflation, financial market volatility and the negative economic impacts of geopolitical instability in certain regions of the world.
In fiscal 2025, the U.S. Dollar has continued to fluctuate as compared to foreign currencies in regions where we conduct our business. During fiscal 2025, this trend has resulted in impacts to our business including, but not limited to, decreased Net sales of $13.4 million, no impact to gross margin and approximately 20 basis point negative impact to operating margin.
In response to the current environment, the Company is closely monitoring changes and continues to take strategic actions considering near-term exigencies and remains committed to maintaining the health of the brands and business.
Fiscal 2025 Impairment
During the fourth quarter of fiscal 2025, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis. The assessment concluded that the fair values of the Kate Spade reporting unit and indefinite-lived brand intangible asset did not exceed their respective carrying values due to a reduction in both current and future expected cash flows, which includes an estimated impact of cost increases due to changes in tariff and trade policies. As a result, the Company recorded $244.1 million of impairment charges to goodwill for the Kate Spade reporting unit and $610.7 million of impairment charges to indefinite-lived brand intangible assets during the fourth quarter of fiscal 2025. Refer to "Critical Accounting Policies and Estimates," herein, for further information.
Tax Legislation
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax (“CAMT”) on global adjusted financial statement income and a 1% excise tax on share repurchases. The CAMT was effective at the beginning of fiscal 2024 and did not have a material impact on the Company’s effective tax rate.

On December 12, 2022, the E.U. member states also reached an agreement to implement the Organization for Economic Co-operation and Development’s (“OECD”) reform of international taxation known as Global Anti-Base Erosion Rules (“GloBE”), which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies, which was effective on January 1, 2025. Based on the countries in which we do business, these changes did not have a material impact in fiscal 2025. Other countries are also implementing similar legislation with effective dates starting in fiscal 2026, known as Qualifying Domestic Minimum Top-Up Tax ("QDMTT"). On June 26, 2025, the U.S. Treasury reached an agreement with the other G7 countries regarding the application of GloBE rules to U.S. parented multinational enterprises ("U.S. MNEs"). Most notably, the agreement includes a full exclusion for U.S. MNEs from the Undertaxed Profits Rule and Income Inclusion Rule, which are two of the three taxing mechanisms under GloBE. Given that the third mechanism, QDMTT is still in force, it is unclear what impact if any this agreement will have on the Company. Unless U.S. MNEs are likewise excluded from QDMTT, the Company believes QDMTT would have a negative impact on its effective tax rate in fiscal 2026 and beyond.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures (reinstating full expensing beginning January 2025), permanent extension of 100% bonus depreciation, and revisions to international tax regimes that more closely align with the original application of Tax Cut Jobs Act of 2017. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in the first quarter of fiscal 2026. The Company believes this legislation will not have a material impact on its financial statements but will continue to evaluate as guidance becomes available.

RESULTS OF OPERATIONS
FISCAL 2025 COMPARED TO FISCAL 2024
The following table summarizes results of operations for fiscal 2025 compared to fiscal 2024. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$7,010.7	100.0%	$6,671.2	100.0%	$339.5	5.1%
Gross profit	5,288.9	75.4	4,889.5	73.3	399.4	8.2
SG&A expenses	4,873.9	69.5	3,749.4	56.2	1,124.5	30.0
Operating income (loss)	415.0	5.9	1,140.1	17.1	(725.1)	(63.6)
Loss on extinguishment of debt	120.1	1.7	—	—	120.1	NM
Interest expense, net	85.4	1.2	125.0	1.9	(39.6)	(31.7)
Other expense (income)	(6.6)	(0.1)	3.2	—	(9.8)	NM
Income (loss) before provision for income taxes	216.1	3.1	1,011.9	15.2	(795.8)	(78.7)
Provision for income taxes	32.9	0.5	195.9	2.9	(163.0)	(83.2)
Net income (loss)	183.2	2.6	816.0	12.2	(632.8)	(77.6)
Net income (loss) per share:
Basic	$0.84		$3.56		$(2.72)	(76.3)
Diluted	$0.82		$3.50		$(2.68)	(76.5)

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2025 and fiscal 2024 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Fiscal 2025 Items

	Fiscal Year Ended June 28, 2025
	Items affecting comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,875.3	$—	$(0.8)	$—	$1,876.1
Kate Spade	(769.2)	—	(5.7)	(854.8)	91.3
Stuart Weitzman	(15.4)	(0.6)	—	—	(14.8)
Corporate	(675.7)	(111.9)	(10.7)	—	(553.1)
Operating income (loss)	$415.0	$(112.5)	$(17.2)	$(854.8)	$1,399.5

Net income (loss)	$183.2	$(212.0)	$(13.9)	$(725.1)	$1,134.2
Net income (loss) per diluted common share	$0.82	$(0.95)	$(0.06)	$(3.27)	$5.10
In fiscal 2025, the Company incurred charges as follows:
•Acquisition and Divestiture Costs - Includes costs related to the terminated Capri Acquisition and the Stuart Weitzman Business Divestiture. These charges include:
◦Capri Acquisition Costs: Total pre-tax charges of $268.4 million primarily related to:
▪Loss on extinguishment of debt - $119.4 million primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in fiscal 2025 due to the termination of the Capri Acquisition agreement;
▪SG&A expenses - $88.8 million primarily related to expense reimbursement payment made to Capri and professional fees recorded;
▪Interest expense, net - $60.2 million of financing related charges which primarily includes the net impact of the Capri Acquisition Senior Notes; and
◦Stuart Weitzman Business Divestiture Costs: Total pre-tax charges of $23.7 million primarily due to the loss on business held for sale, professional fees, share-based compensation expense and store impairment.
•Organizational Efficiency Costs - Total pre-tax charges of $17.2 million primarily related to severance costs and technology costs.
•Impairment - Total pre-tax charges of $854.8 million primarily due to impairment charges on the indefinite-lived brand intangible asset and goodwill for Kate Spade. Refer to Note 14, "Goodwill and Other Intangible Assets" for further information.
    These actions taken together negatively impacted operating income by $984.5 million, increased Loss on extinguishment of debt by $119.4 million, increased interest expense by $60.2 million and reduced the provision for income tax by $213.1 million resulting in a net decrease in net income by $951.0 million or $4.28 per diluted share.

Supplemental Segment Data

	Fiscal Year Ended June 28, 2025
	Items affecting comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$2,497.2	$—	$0.8	$—	$2,496.4
Kate Spade	1,567.2	—	5.7	854.8	706.7
Stuart Weitzman	133.8	0.6	—	—	133.2
Corporate	675.7	111.9	10.7	—	553.1
SG&A expenses	$4,873.9	$112.5	$17.2	$854.8	$3,889.4
Fiscal 2024 Items

	Fiscal Year Ended June 29, 2024
	Items affecting comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,651.1	$—	$1,651.1
Kate Spade	132.6	—	132.6
Stuart Weitzman	(21.2)	—	(21.2)
Corporate	(622.4)	(109.9)	(512.5)
Operating income (loss)	$1,140.1	$(109.9)	$1,250.0

Net income (loss)	$816.0	$(184.2)	$1,000.2
Net income (loss) per diluted common share	$3.50	$(0.79)	$4.29
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

Tapestry, Inc. Summary - Fiscal 2025
Currency Fluctuation Effects
The change in net sales in fiscal 2025 compared to fiscal 2024 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Net Sales

	Fiscal Year Ended		Variance
	June 28, 2025	June 29, 2024	Amount	%	Constant Currency Change
	(millions)
Coach	$5,598.5	$5,095.3	$503.2	9.9%	10.1%
Kate Spade	1,197.1	1,334.4	(137.3)	(10.3)	(10.1)
Stuart Weitzman	215.1	241.5	(26.4)	(10.9)	(10.9)
Tapestry	$7,010.7	$6,671.2	$339.5	5.1	5.3
Net sales in fiscal 2025 increased 5.1% or $339.5 million to $7.01 billion. Excluding the impact of foreign currency, net sales increased by 5.3% or $352.9 million.
•Coach Net Sales increased 9.9% or $503.2 million to $5.60 billion in fiscal 2025. Excluding the impact of foreign currency, net sales increased 10.1% or $514.5 million. This increase in net sales was primarily due to an increase of $445.0 million in DTC sales as a result of an increase in both e-commerce and store sales, mainly driven by North America, Europe and Greater China. The increase in net sales was also attributed to a $89.4 million increase in wholesale sales, mainly driven by North America and Greater China.
•Kate Spade Net Sales decreased 10.3% or $137.3 million to $1.20 billion in fiscal 2025. Excluding the impact of foreign currency, net sales decreased 10.1% or $135.2 million. This decrease in net sales was due to a decrease of $148.7 million in DTC sales as a result of lower store and to a lesser extent, e-commerce sales. The decrease in DTC sales was partially offset by an increase of $10.2 million in wholesale sales.
•Stuart Weitzman Net Sales decreased 10.9% or $26.4 million to $215.1 million in fiscal 2025. Excluding the impact of foreign currency, net sales decreased 10.9% or $26.4 million.
Gross Profit

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$4,372.5	78.1%	$3,875.4	76.1%	$497.1	12.8%
Kate Spade	798.0	66.7	871.2	65.2	(73.2)	(8.4)
Stuart Weitzman	118.4	55.1	142.9	59.2	(24.5)	(17.1)
Tapestry	$5,288.9	75.4	$4,889.5	73.3	$399.4	8.2
Gross profit increased 8.2% or $399.4 million to $5.29 billion in fiscal 2025 from $4.89 billion in fiscal 2024. Gross margin in fiscal 2025 increased 210 basis points to 75.4% as compared to 73.3% in fiscal 2024. This increase in Gross margin was primarily attributed to net pricing improvements.
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

Selling, General and Administrative Expenses

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,497.2	44.6%	$2,224.3	43.7%	$272.9	12.3%
Kate Spade(1)	1,567.2	NM	738.6	55.3	828.6	NM
Stuart Weitzman(2)	133.8	62.2	164.1	68.0	(30.3)	(18.5)
Corporate(3)(4)	675.7	NA	622.4	NA	53.3	8.6
Tapestry	$4,873.9	69.5	$3,749.4	56.2	$1,124.5	30.0
SG&A expenses increased 30.0% or $1.12 billion to $4.87 billion in fiscal 2025 as compared to $3.75 billion in fiscal 2024. As a percentage of net sales, SG&A expenses increased to 69.5% during fiscal 2025 as compared to 56.2% during fiscal 2024. Excluding items affecting comparability of $984.5 million in fiscal 2025, SG&A expenses increased 6.9% or $249.9 million to $3.89 billion from $3.64 billion in fiscal 2024. SG&A as a percentage of net sales increased 90 basis points to 55.4% as compared to 54.5% in fiscal 2024. This increase in SG&A as a percentage of net sales was primarily due to higher marketing spend and higher compensation costs driven by accrued incentive compensation, partially offset by leverage of fixed costs on higher net sales.
(1)In fiscal 2025, Kate Spade incurred charges affecting comparability of $860.5 million. Excluding those items affecting comparability, SG&A expenses decreased 4.3% or $31.9 million to $706.7 million in fiscal 2025 as compared to $738.6 million in fiscal 2024. SG&A as a percentage of net sales increased 380 basis points to 59.1% in fiscal 2025 as compared to 55.3% in fiscal 2024.
(2)In fiscal 2025, Stuart Weitzman incurred charges affecting comparability of $0.6 million. Excluding those items affecting comparability, SG&A expenses decreased 18.9% or $30.9 million to $133.2 million in fiscal 2025 as compared to $164.1 million in fiscal 2024. SG&A as a percentage of net sales decreased 610 basis points to 61.9% in fiscal 2025 as compared to 68.0% in fiscal 2024.
(3)In fiscal 2025, Corporate incurred charges affecting comparability of $122.6 million. Excluding those items affecting comparability, SG&A expenses increased 7.9% or $40.6 million to $553.1 million in fiscal 2025 as compared to $512.5 million in fiscal 2024.
(4)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,875.3	33.5%	$1,651.1	32.4%	$224.2	13.6%
Kate Spade	(769.2)	(64.3)	132.6	9.9	(901.8)	NM
Stuart Weitzman	(15.4)	(7.1)	(21.2)	(8.8)	5.8	27.8
Corporate	(675.7)	NA	(622.4)	NA	(53.3)	(8.6)
Tapestry	$415.0	5.9	$1,140.1	17.1	$(725.1)	(63.6)
Operating income decreased $725.1 million to $415.0 million during fiscal 2025 as compared to $1.14 billion in fiscal 2024. Operating margin was 5.9% in fiscal 2025 as compared to 17.1% in fiscal 2024. Excluding items affecting comparability of $984.5 million in fiscal 2025, operating income increased $149.5 million to $1.40 billion from $1.25 billion in fiscal 2024; and operating margin increased approximately 130 basis points to 20.0% in fiscal 2025 as compared to 18.7% in fiscal 2024. This increase in operating margin was primarily attributed to an increase of 210 basis points in gross margin partially offset by 90 basis points increase in SG&A as a percentage of sales.

•Coach Operating Income increased $224.2 million to $1.88 billion in fiscal 2025, resulting in an operating margin increase of 110 basis points to 33.5%, as compared to $1.65 billion and 32.4%, respectively in fiscal 2024. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 200 basis points mainly due to net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 90 basis points mainly due to higher marketing spend, partially offset by leverage of fixed costs on higher net sales.
•Kate Spade Operating Loss increased $901.8 million to a loss of $769.2 million in fiscal 2025, resulting in an operating margin of (64.3)%, as compared to income of $132.6 million and 9.9%, respectively in fiscal 2024. Excluding items affecting comparability, operating income decreased $41.3 million to $91.3 million in fiscal 2025 from $132.6 million in fiscal 2024; and operating margin decreased 230 basis points to 7.6% in fiscal 2025 as compared to 9.9% in fiscal 2024. This decrease in operating margin was primarily attributed to:
◦Gross Margin, increased 150 basis points mainly due to lower duty expenses, lower freight costs and net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 380 basis points mainly driven by higher marketing spend, deleverage of fixed costs on lower net sales, partially offset by a decrease in distribution costs.
•Stuart Weitzman Operating Loss decreased $5.8 million to a loss of $15.4 million in fiscal 2025, resulting in an operating margin increase of 170 basis points to (7.1)%, as compared to an operating loss of $21.2 million and operating margin of (8.8)% in fiscal 2024. Excluding items affecting comparability, operating loss decreased $6.4 million to a loss of $14.8 million in fiscal 2025 from a loss of $21.2 million in fiscal 2024; and operating margin increased 200 basis points to (6.8)% in fiscal 2025 as compared to (8.8)% in fiscal 2024.
•Corporate Operating Expenses increased 8.6% or $53.3 million to $675.7 million in fiscal 2025. Excluding items affecting comparability, Corporate operating expenses increased $40.6 million to $553.1 million from $512.5 million in fiscal 2024. This increase in operating expenses was due to higher compensation costs driven by accrued incentive compensation and higher professional fees, partially offset by lower occupancy costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $120.1 million in fiscal 2025 to $120.1 million as compared to $0.0 million in fiscal 2024. Excluding items affecting comparability, Loss on extinguishment of debt was $0.7 million in fiscal 2025 as compared to $0.0 million in fiscal 2024.
Interest Expense, net
Interest expense, net, decreased $39.6 million to $85.4 million in fiscal 2025 as compared to $125.0 million in fiscal 2024. Excluding items affecting comparability, Interest expense, net, increased $16.9 million to $25.2 million from $8.3 million in fiscal 2024. This increase in net interest expense was mainly due to an increase in interest expense as a result of the issuance of the 2030 and 2035 Senior Notes and borrowings under the Existing Revolving Credit Facility, partially offset by a decrease in interest expense as a result of the repayment of the Term Loan due 2027.
Other Expense (Income)
Other income increased $9.8 million to Other income of $6.6 million in fiscal 2025 as compared to Other expense of $3.2 million in fiscal 2024. This increase in Other income was related to an increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 15.2% in fiscal 2025 as compared to 19.4% in fiscal 2024. Excluding items affecting comparability, the effective tax rate was 17.8% in fiscal 2025 as compared to 19.2% in fiscal 2024. The decrease in effective tax rate was primarily driven by discrete items recognized in the period, partially offset by geographic mix of earnings.
Net Income (Loss)
Net income decreased 77.6% or $632.8 million to $183.2 million in fiscal 2025 as compared to a net income of $816.0 million in fiscal 2024. Excluding items affecting comparability, net income increased 13.4% or $134.0 million to $1.13 billion in fiscal 2025 from $1.00 billion in fiscal 2024.
Net Income (Loss) per Share
Net income per diluted share was $0.82 in fiscal 2025 as compared to net income per diluted share of $3.50 in fiscal 2024. Excluding items affecting comparability, net income per diluted share increased $0.81 to $5.10 in fiscal 2025 from $4.29 in fiscal 2024. This change was primarily due to higher net income and a decrease in shares outstanding.

FISCAL 2024 COMPARED TO FISCAL 2023
The comparison of fiscal 2024 to 2023 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 29, 2024, filed on August 15, 2024 within Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".
NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, Operating income, Interest expense, Provision for income taxes, Net income and earnings per diluted share in fiscal 2025 and fiscal 2024 and the reported Loss on extinguishment of debt in fiscal 2025, reflect certain items affecting comparability, including the impact of Acquisition and Divestiture Costs, Organizational Efficiency Costs and Impairment charges. As a supplement to the Company's reported results, these measures are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
The Company incurred Acquisition and Divestiture Costs which consist of non-recurring acquisition and divestiture costs, primarily financing-related expenses and professional fees from the terminated Capri Acquisition as well as costs related to the Stuart Weitzman Business Divestiture, inclusive of the loss on business held for sale, professional fees, share-based compensation expense and store impairment. The Company also incurred Organizational Efficiency Costs which consist of non-recurring costs, primarily from various initiatives aimed at streamlining the organization and optimizing processes. These costs mainly include one-time severance and technology related charges. Impairment charges incurred by the Company consist of non-recurring impairment costs related to Kate Spade indefinite-lived brand intangible assets and goodwill.
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

FINANCIAL CONDITION
Cash Flows - Fiscal 2025 Compared to Fiscal 2024

	Fiscal Year Ended
	June 28, 2025	June 29, 2024	Change
	(millions)
Net cash provided by (used in) operating activities	$1,216.6	$1,255.6	$(39.0)
Net cash provided by (used in) investing activities	914.0	(1,041.9)	1,955.9
Net cash provided by (used in) financing activities	(7,175.2)	5,214.4	(12,389.6)
Effect of exchange rate changes on cash and cash equivalents	26.3	(12.2)	38.5
Net increase (decrease) in cash and cash equivalents	$(5,018.3)	$5,415.9	$(10,434.2)
The Company’s cash and cash equivalents decreased by $5.02 billion in fiscal 2025 compared to an increase of $5.42 billion in fiscal 2024, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $39.0 million primarily due to lower net income of $632.8 million and changes in operating assets and liabilities of $207.2 million partially offset by a higher impact of non-cash adjustments of $801.0 million primarily related to the impairment of goodwill and intangible assets.
The $207.2 million decrease in changes in operating asset and liability balances was primarily driven by the following:
•Inventories were a use of cash of $108.2 million in fiscal 2025 compared to a source of cash of $85.8 million in fiscal 2024, primarily driven by increased inventory purchases for Coach to support continued sales growth and pull forward of inventory receipts.
•Accounts payable were a use of cash of $15.0 million in fiscal 2025 as compared to a source of cash of $49.1 million in fiscal 2024, primarily driven by a decrease in professional fees due to higher spending in the prior year related to the Capri Acquisition and timing of other payments, partially offset by an increase in advertising.
•Accounts receivables were a source of cash of $8.8 million in fiscal 2025 as compared to a use of cash of $37.3 million in fiscal 2024, primarily driven by timing of collections.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $914.0 million in fiscal 2025 compared to a use of cash of $1.04 billion in fiscal 2024, resulting in a $1.96 billion increase in net cash provided by investing activities.
The $914.0 million source of cash in fiscal 2025 was primarily due to proceeds from maturities and sales of investments of $2.92 billion, partially offset by purchases of investments of $1.89 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
The $1.04 billion use of cash in fiscal 2024 was primarily due to purchases of investments of $2.71 billion, partially offset by maturities and sales of investments of $1.68 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $7.18 billion in fiscal 2025 as compared to a source of cash of $5.21 billion in fiscal 2024, resulting in a $12.39 billion increase in net cash used in financing activities.
The $7.18 billion use of cash in fiscal 2025 was primarily due to the repayment of debt of $7.16 billion, which mainly included the Capri Acquisition Senior Notes, use of cash of $2.02 billion under the Company's accelerated share repurchase program partially offset by proceeds from the issuance of debt of $2.25 billion.
The $5.21 billion source of cash in fiscal 2024 was primarily due to proceeds from the issuance of the Capri Acquisition Senior Notes of $6.09 billion, partially offset by the repayment of the Term Loan due 2027 of $468.8 million, and dividend payments of $321.4 million.
Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was an increase of $26.3 million as compared to a decrease of $12.2 million in fiscal 2024.

Cash Flows - Fiscal 2024 Compared to Fiscal 2023
The comparison of fiscal 2024 to 2023 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 29, 2024, filed on August 15, 2024 within Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".
Working Capital and Capital Expenditures
The following table presents our financial condition as of June 28, 2025 and June 29, 2024:

	June 28, 2025	June 29, 2024	Change
	(millions)
Cash and cash equivalents(1)	$1,100.0	$6,142.0	$(5,042.0)
Short-term investments(1)	19.6	1,061.8	(1,042.2)
Current debt(2)	(16.7)	(303.4)	286.7
Long-term debt(2)	(2,377.9)	(6,937.2)	4,559.3
Total, net	$(1,275.0)	$(36.8)	$(1,238.2)

(1)    As of June 28, 2025, approximately 26.2% of our Cash and cash equivalents and Short-term investments were held outside the United States.
(2)    Refer to Note 12, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of June 28, 2025:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Amended Revolving Credit Facility(1)	$2,000.0	$—	$2,000.0
China Credit Facility(1)(2)	34.9	16.7	18.2
Total	$2,034.9	$16.7	$2,018.2

(1)    Refer to Note 12, "Debt" for further information on these instruments.
(2)     The carrying amounts of the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
We believe that our Amended Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of June 28, 2025, there were 18 financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a commitment percentage in excess of 10%. We have no reason to believe, at this time, that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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

Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital and debt service requirements for fiscal 2026 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a Purchase Agreement to sell the Stuart Weitzman Business for total cash consideration of $105.0 million, subject to customary adjustments. The sale was completed on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures," and Note 21, "Subsequent Events," for further information.
Supply Chain Finance
To improve our working capital efficiency, we make available to certain suppliers, a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. We do not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. Refer to Note 3, "Significant Accounting Policies," for additional information.
Capital Expenditures
Total capital expenditures and cloud computing implementation costs were $153.0 million in fiscal 2025. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Consolidated Balance Sheets.
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
On November 13, 2024, the Board authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). Under the 2025 Share Repurchase Program, the Company may repurchase shares on the open market, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. The total number of shares purchased by the Company pursuant to the ASR Agreements will be based on the volume-weighted average price ("VWAP") of the Company's common stock on specified dates during the term of each of the ASR Agreements, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The difference between the initially delivered shares and the total number of shares purchased will be settled in four tranches, no later than the first quarter of fiscal 2026. During the quarter ended March 29, 2025, the Company cash settled $3.0 million related to 43,094 shares of common stock owed for the settlement of one tranche as a result of the increase in the VWAP of the Company's common stock. During the quarter ended June 28, 2025, the Company cash settled $3.6 million related to 49,442 shares of common stock of an additional tranche.
As of June 28, 2025, the Company had $800.0 million of additional shares available to be repurchased as authorized under the 2022 Share Repurchase Program and no remaining availability to repurchase shares under the 2025 Share Repurchase Program. There were no shares repurchased during the three months ended June 28, 2025 under the 2022 Share Repurchase Program and the 2025 Share Repurchase Program.

Contractual and Other Obligations
Firm Commitments
As of June 28, 2025, the Company's contractual obligations are as follows:

	Total	Fiscal 2026	Fiscal 2027 – 2028	Fiscal 2029 – 2030	Fiscal 2031 and Beyond
	(millions)
Capital expenditure & cloud computing implementation commitments	$34.3	$31.3	$3.0	$—	$—
Inventory purchase obligations(1)	353.0	353.0	—	—	—
Operating lease obligations	2,025.3	382.7	586.5	367.9	688.2
Debt repayment(2)	2,413.3	16.7	396.6	750.0	1,250.0
Interest on outstanding debt(2)(3)	771.8	131.5	214.0	189.5	236.8
Other	222.3	101.8	111.7	8.8	—
Total	$5,820.0	$1,017.0	$1,311.8	$1,316.2	$2,175.0

(1)    Includes inventory purchase obligations related to the Stuart Weitzman Business as of June 28, 2025 of $24.6 million.
(2)    The principal and interest of the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the Renminbi as of June 28, 2025.
(3)    Interest on outstanding debt includes fixed interest expenses for unsecured notes. Refer to Note 12, "Debt," for further information.
We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing. Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $137.5 million as of June 28, 2025, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. Besides the firm commitments noted above, the above table excludes other amounts included in current liabilities in the Consolidated Balance Sheets at June 28, 2025 as these items will be paid within one year and certain long-term liabilities not requiring cash payments.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees totaling $26.5 million as of June 28, 2025, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through calendar 2039.
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
At June 28, 2025, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At June 28, 2025, a 10% change in the inventory reserve, would not have resulted in a material change in inventory and cost of sales.

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. During the fourth quarter of fiscal 2025, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis. The assessment concluded that the fair values of the Kate Spade reporting unit and indefinite-lived brand intangible asset did not exceed their respective carrying values due to a reduction in both current and future expected cash flows, which includes an estimated impact of cost increases due to changes in tariff and trade policies. Accordingly, the Company recorded $244.1 million of impairment charges to goodwill for the Kate Spade reporting unit during the fourth quarter of the fiscal year. The Company also recorded an impairment charge of $610.7 million related to the Kate Spade indefinite-lived brand intangible. The Company determined that there was no impairment in fiscal 2024 or fiscal 2023.
Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all business channels and other initiatives aimed at increasing profitability of the business. If profitability trends decline during fiscal 2026 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
Based on the annual assessment in fiscal 2025 of the Coach brand reporting unit, the Company determined the fair values significantly exceeded their respective carrying values, therefore resulting in no impairment.
Valuation of Long-Lived Assets
Long-lived assets, such as Property and equipment and Operating lease right-of-use ("ROU") assets, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions.
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
The Company recorded $8.8 million and $6.3 million of impairment charges within SG&A expense in the Consolidated Statement of Operations in fiscal 2025 and fiscal 2024, respectively.

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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2025 net income.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of June 28, 2025 and June 29, 2024, the total notional values of outstanding forward currency contracts designated as cash flow hedges were $735.0 million and $764.6 million, respectively. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of June 28, 2025.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the Singapore Dollar and the New Taiwan Dollar. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of June 28, 2025 and June 29, 2024, the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $157.0 million and $348.2 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at June 28, 2025 and June 29, 2024 was $6.8 million and $58.3 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at June 28, 2025 and June 29, 2024 was $8.0 million and $4.8 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.
The Company is also exposed to foreign currency exchange rate fluctuations with respect to net investment hedges. As of June 28, 2025 and June 29, 2024, we have multiple fixed to fixed cross currency swap foreign exchange and forward foreign exchange agreements with aggregate notional amounts of $1.69 billion and $1.45 billion, respectively, predominately to hedge our net investment in Euro-denominated subsidiaries, Japanese Yen-denominated subsidiaries and Chinese Renminbi-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The fair values of outstanding derivative contracts related to net investment hedges included in current assets and long-term assets at June 28, 2025 and June 29, 2024 was $15.6 million and $32.2 million, respectively. The fair values of outstanding derivative contracts related to net investment hedges included in current and long-term liabilities at June 28, 2025 and June 29, 2024 was $263.0 million and $139.4 million, respectively. Under the term of the cross currency swap contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 5.5% to 6.4% in Euros, Japanese Yen and Chinese Renminbi for fixed rate payments of 5.5% to 7.9% in USD.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts and net investment hedges. We assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 28, 2025, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $294 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items. Refer to Note 10, "Derivative Investments and Hedging Activities," for additional information.

Interest Rate Risk
The Company is exposed to interest rate risk in relation to its indebtedness and investments. Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Amended Revolving Credit Facility. Refer to Note 12, "Debt," for additional information.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the $2.00 Billion Amended Revolving Credit Facility. Borrowings under the Amended Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt (subject to reduction for certain debt incurred in connection with a pending acquisition or for debt being discharged, satisfied or defeased), to (b) consolidated EBITDAR. Borrowings under the Amended Revolving Credit Facility are subject to interest rate risk due to changes in SOFR. A hypothetical 10% change in the Amended Revolving Credit Facility interest rates would have resulted in an immaterial change in interest expense in fiscal 2025.
The Company is exposed to changes in interest rates related to the fair value of the senior unsecured notes.
The following table shows the estimated fair values of the senior unsecured notes at June 28, 2025 and June 29, 2024 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	June 28, 2025	June 29, 2024
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	$—	$300.2
7.050% Senior Notes due 2025	—	508.1
7.000% Senior Notes due 2026	—	770.7
4.125% Senior Notes due 2027	393.0	378.2
7.350% Senior Notes due 2028	—	1,036.5
5.100% Senior Notes due 2030	756.8	—
7.700% Senior Notes due 2030	—	1,042.9
3.050% Senior Notes due 2032	443.2	402.9
7.850% Senior Notes due 2033	—	1,311.3
5.500% Senior Notes due 2035	748.2	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	—	543.8
5.375% EUR Senior Notes due 2027(1)	—	550.8
5.875% EUR Senior Notes due 2031(1)	—	556.4

(1)The fair values of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
The interest rate payable on the 4.125% Senior Notes due 2027 will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective senior notes of such series. Refer to Note 12, "Debt" for further information on these instruments.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2025 and concluded that it was effective at the reasonable assurance level.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of June 28, 2025 as included elsewhere herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended June 28, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") and such information is incorporated by reference herein. The 2025 Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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
3.6
Articles of Amendment to Charter of the Registrant, effective as of October 31, 2017, which is incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017

3.7	Bylaws of the Registrant, effective as of April 12, 2023, which is incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2023
4.1
Specimen Certificate for Common Stock of the Registrant which is incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed on August 16, 2018

4.2
Indenture, dated as of March 2, 2015, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.3
Third Supplemental Indenture, dated as of June 20, 2017, relating to the 4.125% senior unsecured notes due 2027, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

Exhibit	Description
4.4
Form of 4.125% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.5
Indenture, dated as of December 1, 2021, between the Registrant and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2021

4.6
First Supplemental Indenture, dated as of December 1, 2021, relating to the 3.050% senior unsecured notes due 2032, between the Registrant and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2021

4.7
Form of 3.050% senior unsecured notes due 2032 (included in the First Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2021

4.8
Base Indenture, dated as of December 11, 2024, between the Registrant and U.S. Bank Trust Company, National Association, as trustee, which is incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2024

4.9
First Supplemental Indenture, dated as of December 11, 2024, relating to the 5.100% senior unsecured notes due 2030 and the 5.500% senior unsecured notes due 2035, between the Registrant and U.S. Bank Trust Company, National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2024

4.10
Form of 5.100% senior unsecured notes due 2030 (included in the First Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2024

4.11
Form of 5.500% senior unsecured notes due 2035 (included in the First Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2024

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

Exhibit	Description
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
10.18
Redemption Agreement and Amendment to Limited Liability Company Agreement, dated as of August 1, 2016, by and between Legacy Yards LLC, Coach Legacy Yards LLC and Podium Fund Tower C SPV LLC, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.19
Lease Agreement, dated as of August 1, 2016, by and between Coach, Inc. and Legacy Yards Tenant LP, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.20
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

10.22†
Tapestry, Inc. Severance Pay Plan for Vice Presidents and Above, Amended and Restated effective May 9, 2019, which is incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.23†
Tapestry, Inc. Special Severance Plan, effective August 12, 2019, which is incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.24†
Amended & Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed on September 27, 2019

10.25
Credit Agreement, dated as of October 24, 2019, by and among the Registrant, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2019

10.26
Amendment No. 1, dated May 19, 2020, to the Credit Agreement, dated as of October 24, 2019 by and among the Registrant, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, which is incorporated herein by reference from Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.27†
Second Amended and Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on September 25, 2020

10.28†
Letter Agreement, dated October 24, 2020 between the Registrant and Joanne Crevoiserat, incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020

10.29
First Amendment to Lease, dated as of March 12, 2021, between Legacy Yards Tenant LP, a Delaware limited partnership and the Registrant, incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q

10.30†	Letter Agreement, dated April 12, 2021, between the Registrant and Todd Kahn, incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q
10.31†	Letter Agreement, dated April 26, 2021, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q
10.32
Waiver, dated August 11, 2021, to the Credit Agreement, dated as of October 24, 2019 by and among the Registrant, Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, which is incorporated herein by reference from Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021

Exhibit	Description
10.33
Credit Agreement dated as of May 11, 2022, among the Registrant, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Bank of America, N.A. as administrative agent, incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 12, 2022

10.34†	Letter Agreement, dated August 4, 2022, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2022
10.35*†	Letter Agreement, dated August 11, 2023, between the Registrant and Denise Kulikowsky
10.36
Amendment No. 1, dated as of August 30, 2023, to the Credit Agreement, dated as of May 11, 2022, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023

10.37
Termination Agreement, dated November 13, 2024, by and among the Registrant, Sunrise Merger Sub, Inc. and Capri Holdings Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2024

10.38
Term Loan Credit Agreement dated November 21, 2024 by and among the Registrant, Bank of America, N.A., as administrative agent, BofA Securities, Inc. and Morgan Stanley Senior Lending, Inc., as joint lead arrangers and the lenders party thereto, incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2024

10.39	Form of ASR Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2024
10.40
Amendment No. 2, dated as of December 20, 2024, to the Credit Agreement, dated as of May 11, 2022 (as amended by Amendment No. 1, dated as of August 30, 2023) among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2025

10.41
Credit Agreement dated as of May 22, 2025, among the Registrant, the foreign subsidiary borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 23, 2025

19.1	Insider Trading Policies and Procedures of the Registrant, which is incorporated by reference from Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on August 15, 2024
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Registrant's Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Registrant's Chief Financial Officer
32.1*	Section 1350 Certification of the Registrant's Chief Executive Officer
32.2*	Section 1350 Certification of the Registrant's Chief Financial Officer
97.1	Clawback Policy of the Registrant. which is incorporated by reference from Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on August 15, 2024
101.INS*	Inline XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
†    Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TAPESTRY, INC.

Date: August 14, 2025	By:	/s/ Joanne C. Crevoiserat
Name: Joanne C. Crevoiserat Title: Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 14, 2025.

Signature	Title

/s/ Joanne C. Crevoiserat	Chief Executive Officer, and Director
Joanne C. Crevoiserat	(Principal Executive Officer)

/s/ Scott A. Roe	Chief Financial Officer & Chief Operating Officer
Scott A. Roe	(Principal Financial Officer)

/s/ Manesh B. Dadlani	Corporate Controller
Manesh B. Dadlani	(Principal Accounting Officer)

/s/ Anne Gates	Independent Chair, Board of Directors
Anne Gates

/s/ John P. Bilbrey	Director
John P. Bilbrey

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Elkins	Director
David Elkins

/s/ Johanna W. Faber	Director
Johanna W. Faber

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Kevin Hourican	Director
Kevin Hourican

/s/ Alan Lau	Director
Alan Lau

/s/ Pam Lifford	Director
Pam Lifford

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tapestry, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of June 28, 2025 and June 29, 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 28, 2025, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2025 and June 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Indefinite-lived Brand Intangible - Kate Spade - Refer to Notes 3 and 14 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived brand intangible assets for impairment involves the comparison of carrying value to their respective fair values. The determination of the fair values requires management to make significant estimates and assumptions related to forecasts of future cash flows and growth rates, as well as discount rates. Changes in these assumptions could have a significant impact on either the fair values, the amount of any impairment charge, or both. For the year ended June 28, 2025, the Company recorded impairment charges of $244.1 million and $610.7 million related to Kate Spade Reporting Unit and Kate Spade indefinite-lived brand intangible, respectively.
Given the significant judgments made by management to estimate the fair value of the Kate Spade operations used in both the brand's goodwill and indefinite-lived brand intangible fair value analyses, and the difference between their fair values and carrying values, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasts of future cash flows and growth rates and the selection of the discount rate, and market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts, discount rates, and market multiples used by management to estimate the fair value of the Reporting Unit included the following, among others:

•We tested the effectiveness of management’s controls over Kate Spade's goodwill and indefinite-lived brand intangible asset impairment evaluations, including controls over the forecasts of future Kate Spade revenue and profit margin, the selection of the discount rate and market multiples.
•We evaluated management’s ability to accurately project the forecasts by performing a retrospective review of actual results to management's historical forecasts.
•We evaluated the reasonableness of management’s projected forecasts by:
◦Comparing the forecasts to information included in the Company's communications to the Board of Directors, industry reports, and analyst reports for the Company and certain of its peer companies;
◦Comparing the forecasts to historical financial results;
◦Evaluating the impact of changes in the regulatory environment on management's forecasts;
◦Conducting inquiries with management; and
◦Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit
•With the assistance of our fair value specialists, we evaluated the reasonableness valuation approaches for the Kate Spade Reporting Unit and the Kate Spade indefinite-lived brand intangible asset:
◦Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation;
◦Developing a range of independent estimates and comparing those to the discount rate selected by management;
◦Evaluating the reasonableness of the selected methodology to value the Kate Spade indefinite-lived brand intangible;
◦Evaluating the reasonableness of the selected guideline public companies as well as benchmarking the selected multiples against these guidelines public companies;
◦Testing the source information underlying the determination of the market multiples;
◦Evaluating the acceptability of the weighting applied to value indications from different valuation techniques; and
◦Evaluating the implied equity premium and the market value of equity
•We evaluated the reasonableness of the inputs and the mathematical accuracy of the calculation used to calculate the impairment recorded.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 14, 2025

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tapestry, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of June 28, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 28, 2025, of the Company and our report dated August 14, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 14, 2025

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	June 28, 2025	June 29, 2024
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,100.0	$6,142.0
Short-term investments	19.6	1,061.8
Trade accounts receivable, less allowances for credit losses of $5.7 and $6.9, respectively	239.3	228.2
Inventories	860.7	824.8
Income tax receivable	277.3	236.2
Prepaid expenses	133.8	170.9
Other current assets	98.5	139.8
Assets held for sale	176.4	—
Total current assets	2,905.6	8,803.7
Property and equipment, net of accumulated depreciation of $1,215.0 and $1,263.3, respectively	489.5	514.7
Operating lease right-of-use assets	1,331.0	1,314.4
Goodwill	983.3	1,204.1
Intangible assets	719.6	1,353.6
Deferred income taxes	33.8	44.1
Other assets	117.7	161.7
Total assets	$6,580.5	$13,396.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$456.1	$452.2
Accrued liabilities	736.9	656.3
Current portion of operating lease liabilities	299.0	299.7
Current debt	16.7	303.4
Liabilities held for sale	48.2	—
Total current liabilities	1,556.9	1,711.6
Long-term debt	2,377.9	6,937.2
Long-term operating lease liabilities	1,205.6	1,224.2
Deferred income taxes	79.8	251.3
Other liabilities	502.5	375.1
Total liabilities	5,722.7	10,499.4

See Note 13 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value) issued and outstanding – 208.1 million and 230.2 million shares, respectively	2.1	2.3
Additional paid-in-capital	3,673.7	3,762.7
Retained earnings (accumulated deficit)	(2,556.8)	(722.2)
Accumulated other comprehensive income (loss)	(261.2)	(145.9)
Total stockholders’ equity	857.8	2,896.9
Total liabilities and stockholders’ equity	$6,580.5	$13,396.3
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 28, 2025	June 29, 2024	July 1, 2023
	(millions, except per share data)
Net sales	$7,010.7	$6,671.2	$6,660.9
Cost of sales	1,721.8	1,781.7	1,946.0
Gross profit	5,288.9	4,889.5	4,714.9
Other selling, general and administrative expenses	4,019.1	3,749.4	3,542.5
Impairment of goodwill and intangible assets	854.8	—	—
Operating income (loss)	415.0	1,140.1	1,172.4
Loss on extinguishment of debt	120.1	—	—
Interest expense, net	85.4	125.0	27.6
Other expense (income)	(6.6)	3.2	1.7
Income (loss) before provision for income taxes	216.1	1,011.9	1,143.1
Provision for income taxes	32.9	195.9	207.1
Net income (loss)	$183.2	$816.0	$936.0
Net income (loss) per share:
Basic	$0.84	$3.56	$3.96
Diluted	$0.82	$3.50	$3.88
Shares used in computing net income (loss) per share:
Basic	216.8	229.2	236.4
Diluted	222.5	233.2	241.3
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	June 28, 2025	June 29, 2024	July 1, 2023
	(millions)
Net income (loss)	$183.2	$816.0	$936.0
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(57.2)	22.2	37.2
Unrealized gains (losses) on available-for-sale investments, net	0.2	(0.2)	0.5
Foreign currency translation adjustments	(58.3)	22.0	(56.7)
Other comprehensive income (loss), net of tax	(115.3)	44.0	(19.0)
Comprehensive income (loss)	$67.9	$860.0	$917.0
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2022	241.2	$2.4	$3,620.2	$(1,166.2)	$(170.9)	$2,285.5
Net income (loss)	—	—	—	936.0	—	936.0
Other comprehensive income (loss)	—	—	—	—	(19.0)	(19.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	4.0	0.1	(16.8)	—	—	(16.7)
Share-based compensation	—	—	78.8	—	—	78.8
Repurchase of common stock, including excise tax	(17.8)	(0.2)	—	(703.3)	—	(703.5)
Dividends declared ($1.20 per share)	—	—	—	(283.3)	—	(283.3)
Balance at July 1, 2023	227.4	2.3	3,682.2	(1,216.8)	(189.9)	2,277.8
Net income (loss)	—	—	—	816.0	—	816.0
Other comprehensive income (loss)	—	—	—	—	44.0	44.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.8	—	(5.4)	—	—	(5.4)
Share-based compensation	—	—	85.9	—	—	85.9
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($1.40 per share)	—	—	—	(321.4)	—	(321.4)
Balance at June 29, 2024	230.2	2.3	3,762.7	(722.2)	(145.9)	2,896.9
Net income (loss)	—	—	—	183.2	—	183.2
Other comprehensive income (loss)	—	—	—	—	(115.3)	(115.3)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	6.3	—	119.6	—		119.6
Share-based compensation	—	—	91.4	—	—	91.4
Repurchase of common stock, including excise tax	(28.4)	(0.2)	(300.0)	(1,718.5)	—	(2,018.7)
Dividends declared ($1.40 per share)	—	—	—	(299.3)	—	(299.3)
Balance at June 28, 2025	208.1	$2.1	$3,673.7	$(2,556.8)	$(261.2)	$857.8
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 28, 2025	June 29, 2024	July 1, 2023
	(millions)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$183.2	$816.0	$936.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	162.9	174.0	182.2
Impairment charges	854.8	—	—
Provision for bad debt	3.6	4.3	5.7
Loss on extinguishment of debt	120.1	—	—
Share-based compensation	87.3	85.9	78.8
Amortization of cloud computing arrangements	62.0	55.0	42.0
Deferred income taxes	(139.8)	2.5	41.2
Changes to lease related balances, net	(35.0)	(42.6)	(36.0)
Other non-cash charges, net	(43.2)	(7.4)	(15.8)
Changes in operating assets and liabilities:
Trade accounts receivable	8.8	(37.3)	44.1
Inventories	(108.2)	85.8	49.9
Accounts payable	(15.0)	49.1	(98.1)
Accrued liabilities	56.0	91.6	(93.0)
Other liabilities	3.9	(21.2)	(61.1)
Other assets	15.2	(0.1)	(100.7)
Net cash provided by (used in) operating activities	1,216.6	1,255.6	975.2
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(1,886.4)	(2,713.0)	(6.7)
Proceeds from maturities and sales of investments	2,923.1	1,676.3	154.7
Purchases of property and equipment	(122.7)	(108.9)	(184.2)
Settlement of net investment hedge	—	103.7	41.9
Net cash provided by (used in) investing activities	914.0	(1,041.9)	5.7
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(299.3)	(321.4)	(283.3)
Repurchase of common stock	(1,718.7)	—	(703.5)
Share repurchase not yet settled	(300.0)	—	—
Proceeds from issuance of debt, net of discount	2,248.1	6,089.5	—
Payment of debt issuance costs	(13.4)	(78.3)	—
Payment of debt extinguishment costs	(63.5)	—	—
Proceeds from share-based awards	156.1	27.3	38.8
Repayment of debt	(7,163.3)	(468.8)	(31.2)
Taxes paid to net settle share-based awards	(36.5)	(32.7)	(55.6)
Proceeds from revolving credit facility	1,016.5	—	—
Repayment of revolving credit facility	(1,000.0)	—	—
Other financing activities	(1.2)	(1.2)	(1.1)
Net cash provided by (used in) financing activities	(7,175.2)	5,214.4	(1,035.9)
Effect of exchange rate changes on cash and cash equivalents	26.3	(12.2)	(8.7)
Net (decrease) increase in cash and cash equivalents, including cash classified within assets held for sale	(5,018.3)	5,415.9	(63.7)
Less: net (decrease) increase in cash classified within current assets held for sale	(23.7)	—	—
Net (decrease) increase in cash and cash equivalents	(5,042.0)	5,415.9	(63.7)
Cash and cash equivalents at beginning of year	6,142.0	726.1	789.8
Cash and cash equivalents at end of year	$1,100.0	$6,142.0	$726.1
Supplemental information:
Cash paid for income taxes, net	$189.5	$200.1	$231.9
Cash paid for interest	$394.9	$262.8	$82.6
Non-cash investing activity – property and equipment obligations	$25.7	$15.1	$11.0
 See accompanying Notes.

TAPESTRY, INC.
Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Tapestry, Inc. (the "Company") is a house of iconic accessories and lifestyle brands. Our global house of brands unites the magic of Coach and kate spade new york. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to harness the power of an inclusive culture. Individually, our brands are iconic. Together, we can stretch what’s possible.
The Coach, Kate Spade and Stuart Weitzman segments include global sales of products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses. On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (defined below). The sale was completed on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures," and Note 21, "Subsequent Events," for further information.
2. BASIS OF PRESENTATION AND ORGANIZATION
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended June 28, 2025 (“fiscal 2025”) was a 52-week period. The fiscal year ended June 29, 2024 (“fiscal 2024”) was a 52-week period and the fiscal year ended July 1, 2023 (“fiscal 2023”) was a 52-week period. The fiscal year ending June 27, 2026 (“fiscal 2026”) will be a 52-week period.
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
Held for Sale
Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into assets and liabilities held for sale on the Company's Consolidated Balance Sheets. This reclassification occurs when all the held for sale criteria have been met. Disposal groups are measured at the lower of carrying value or fair value less costs to sell. Assets held for sale are not depreciated or amortized. The Company assesses the recoverability of its disposal groups each reporting period it remains classified as held for sale and if its carrying value exceeds its fair value, less an estimated cost to sell, a loss on the remeasurement is recorded for the excess. Refer to Note 5, "Acquisitions and Divestitures," for further information.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over forty years and building improvements are depreciated over ten to forty years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years and software and computer equipment is generally depreciated over lives of three to seven years. Implementation costs eligible for capitalization related to cloud computing arrangements that are a service contract are recorded within Prepaid expenses and Other assets in the Consolidated Balance Sheets and amortized as Selling, general and administrative ("SG&A") expense in the Consolidated Statement of Operations over the term of the associated hosting arrangement. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Valuation of Long-Lived Assets
Long-lived assets, such as Property and equipment and Operating lease right-of-use ("ROU") assets are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $8.8 million and $6.3 million of impairment charges within SG&A expense in the Consolidated Statement of Operations in fiscal 2025 and fiscal 2024, respectively.
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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount. In fiscal 2025, the Company recorded a goodwill impairment charge of $244.1 million related to the Kate Spade reporting unit and an intangible impairment charge of $610.7 million related to the Kate Spade indefinite-lived brand intangible asset within Impairment of goodwill and intangible assets in the Consolidated Statement of Operations. The Company determined that there was no impairment in fiscal 2024.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of June 28, 2025 and June 29, 2024, $272.8 million and $294.9 million, respectively, was related to suppliers eligible to participate in the Company's SCF program. A rollforward of the outstanding obligations confirmed as valid under the SCF program, which are presented within Accounts payable on the Consolidated Balance Sheets, is presented below:

	June 28, 2025	June 29, 2024
	(millions)
Obligations outstanding, beginning of year	$294.9	$305.4
Invoices added during the year	1,455.2	1,349.8
Invoices settled during the year	(1,477.3)	(1,360.3)
Obligations outstanding, end of year	$272.8	$294.9
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
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2025 and fiscal 2024, the Company had asset retirement obligations of $58.4 million and $57.7 million, respectively, primarily classified within Other non-current liabilities in the Company's Consolidated Balance Sheets.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
Selling, General and Administrative ("SG&A") Expenses
Selling expenses include store employee compensation, occupancy costs, depreciation, supply costs, wholesale and retail account administration compensation globally. These expenses are affected by the number of stores open during any fiscal period and store performance, as compensation and rent expenses can vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. SG&A expenses also include compensation costs for corporate functions, including the executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees, loss on remeasurement of the business held for sale and software expenses.
Shipping and Handling
Shipping and handling costs for delivery of products to consumers were $222.0 million, $221.1 million and $217.0 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within Cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in Cost of sales.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Advertising
Advertising costs include expenses related to direct marketing activities, such as digital and other media and production costs. In fiscal 2025, fiscal 2024 and fiscal 2023, advertising expenses for the Company totaled $744.5 million, $616.8 million and $570.7 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Canadian Dollar. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from July 2025 to March 2027. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Consolidated Statement of Operations. The maturity date of most instruments held as of June 28, 2025 range from August 2025 to September 2025, and such contracts are typically renewed upon maturity if the related balance has not been settled.
During fiscal 2024, the Company also entered into interest rate derivative contracts to reduce its risks related to changes in the benchmark interest rates on its debt obligations. Any premiums related to these instruments were excluded from the Company's measurement of hedge effectiveness and were amortized over the period between the hedge execution and the contract maturity. The related gains (losses) were initially deferred in AOCI and are subsequently recognized in the Consolidated Statements of Operations as interest income (expense) in the same periods during which the hedged interest payments associated with the Company’s borrowings are recorded in earnings. As of June 28, 2025 and June 29, 2024, there were no interest rate derivative contracts outstanding.
The Company also enters into cross-currency swaps to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries, including our net investment in Euro-denominated subsidiaries, Japanese Yen-denominated subsidiaries and Chinese Renminbi subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The related gains (losses) are deferred in AOCI until the net investment is sold or liquidated, and current maturity dates range from November 2027 to March 2035.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for fiscal year 2025. The adoption of ASU 2023-07 did not have an impact on the Company's consolidated financial statements other than the new disclosure requirements. Refer to Note 17, "Segment Information", for additional information.
Recently Issued Accounting Pronouncements
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
4. REVENUE
The Company recognizes revenue primarily from sales of the products of its brands through our Direct-to-consumer ("DTC") business, which includes our retail stores and e-commerce sites, along with our wholesale business. The Company also generates revenue from royalties related to licensing its trademarks, as well as sales in ancillary business channels. In all cases, revenue is recognized upon the transfer of control of the promised products or services to the customer, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
wholesale locations, current market and economic conditions as well as, in select cases, contractual terms. The Company's historical estimates of these variable amounts have not differed materially from actual results.
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended June 28, 2025.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2025
Coach	$3,429.6	$970.2	$769.6	$429.1	$5,598.5
Kate Spade	933.3	43.7	125.1	95.0	1,197.1
Stuart Weitzman	153.6	45.8	0.4	15.3	215.1
Total	$4,516.5	$1,059.7	$895.1	$539.4	$7,010.7

Fiscal 2024
Coach	$3,078.7	$902.1	$771.4	$343.1	$5,095.3
Kate Spade	1,074.4	45.3	130.1	84.6	1,334.4
Stuart Weitzman	160.9	65.2	1.4	14.0	241.5
Total	$4,314.0	$1,012.6	$902.9	$441.7	$6,671.2

Fiscal 2023
Coach	$3,037.5	$896.7	$752.9	$273.3	$4,960.4
Kate Spade	1,142.8	47.9	140.4	87.8	1,418.9
Stuart Weitzman	180.0	71.2	1.8	28.6	281.6
Total	$4,360.3	$1,015.8	$895.1	$389.7	$6,660.9

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR, and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, South Korea, Singapore, and other countries primarily within Asia.
(3)    Other sales primarily represents sales in Europe and the Middle East as well as royalties earned from the Company's licensing partners.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services and is primarily related to unredeemed gift cards, net of breakage, which have been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of June 28, 2025 and June 29, 2024 was $38.0 million and $45.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended June 28, 2025, net sales of $24.2 million were recognized from amounts recorded as deferred revenue as of June 29, 2024. For the fiscal year ended June 29, 2024, net sales of $27.7 million were recognized from amounts recorded as deferred revenue as of July 1, 2023.
5. ACQUISITIONS AND DIVESTITURES
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for total cash consideration of $105.0 million (the "Purchase Price"). The Purchase Price is subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). Refer to Note 21, "Subsequent Events," for further information.
In fiscal 2025, the Company determined that certain assets and liabilities related to the Company's Stuart Weitzman Business met the criteria for classification as held for sale. The planned sale of the Stuart Weitzman Business does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore does not qualify for presentation as a discontinued operation. The assets and liabilities of the Stuart Weitzman Business are recorded at the lower of their carrying values or estimated fair values, less any costs to sell.
In fiscal 2025, the Company incurred total pre-tax charges related to the Stuart Weitzman Business Divestiture of $23.7 million primarily due to the loss on remeasurement of the business held for sale, professional fees, share-based compensation expense and store impairment which were recorded in selling, general and administrative ("SG&A") expenses mainly within the Corporate segment on the Consolidated Statements of Operations.
As of June 28, 2025, the assets and liabilities relating to the Stuart Weitzman Business are presented in the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale. Long-lived assets classified as held for sale are not depreciated or amortized.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
The following table presents the major classes of assets and liabilities that were classified as assets and liabilities held for sale, respectively, in the Consolidated Balance Sheets:

June 28, 2025
(millions)
Assets held for sale:
Cash and cash equivalents	$23.7
Trade accounts receivable, net	10.5
Inventories	91.5
Prepaid expenses	1.7
Other current assets	8.5
Property and equipment, net	7.3
Operating lease right-of-use assets	25.5
Intangible assets	18.2
Deferred income taxes	0.1
Other assets	2.1
Allowance for reduction of assets held for sale(1)	(12.7)
Total assets held for sale	$176.4

Liabilities held for sale:
Accounts payable	$8.4
Accrued liabilities	11.2
Current portion of operating lease liabilities	9.9
Long-term operating lease liabilities	17.0
Other liabilities	1.7
Total liabilities held for sale	$48.2

(1)In connection with the held for sale classification, the Company recognized a $12.7 million pre-tax loss on the remeasurement of the assets and liabilities of the Stuart Weitzman Business. This impairment was charged to a contra asset account, Allowance for reduction of assets held for sale, within Total assets held for sale.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of senior unsecured notes (the "Capri Acquisition USD Senior Notes") and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition EUR Senior Notes" and, together with the Capri Acquisition USD Senior Notes, the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, complete the expected financing for the Capri Acquisition. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the indenture governing the Capri Acquisition Senior Notes, as supplemented, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption (such redemption, the “Special Mandatory Redemption”). In addition, the Capri Acquisition Term Loan Facilities were terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 12, "Debt," for further information on our debt instruments related to the Capri Acquisition.
During fiscal 2025, the Company incurred $268.4 million in pre-tax expenses primarily related to Loss on extinguishment of debt as a result of the redemption of the Capri Acquisition Senior Notes recorded within Loss on extinguishment of debt on the Consolidated Statement of Operations, financing-related expenses recorded within Interest expense, net on the Consolidated Statement of Operations, expense reimbursement payment made to Capri recorded within SG&A expenses on the Consolidated Statement of Operations and professional fees recorded within SG&A expenses on the Consolidated Statement of Operations.
During fiscal 2024, the Company incurred $226.6 million in pre-tax expenses, primarily related to financing-related expenses recorded within Interest expense, net on the Consolidated Statement of Operations and professional fees recorded within SG&A expenses on the Consolidated Statement of Operations.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at July 1, 2023	$34.9	$—	$(224.8)	$(189.9)
Other comprehensive income (loss) before reclassifications	49.2	0.1	22.0	71.3
Less: amounts reclassified from accumulated other comprehensive income to earnings	27.0	0.3	—	27.3
Net current-period other comprehensive income (loss)	22.2	(0.2)	22.0	44.0
Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$(145.9)
Other comprehensive income (loss) before reclassifications	(17.6)	2.8	(41.5)	(56.3)
Less: amounts reclassified from accumulated other comprehensive income to earnings	39.6	2.6	16.8	59.0
Net current-period other comprehensive income (loss)	(57.2)	0.2	(58.3)	(115.3)
Balances at June 28, 2025	$(0.1)	$—	$(261.1)	$(261.2)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.7 million and $(2.7) million as of June 28, 2025 and June 29, 2024, respectively. The amounts reclassified from AOCI are net of tax of $(1.9) million and $(0.2) million as of June 28, 2025 and June 29, 2024, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $114.4 million, net of tax of $28.0 million, and a gain of $9.9 million, net of tax of $(6.7) million, as of June 28, 2025 and June 29, 2024, respectively.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
7. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	June 28, 2025(1)	June 29, 2024	July 1, 2023
	(millions)
Share-based compensation expense	$91.4	$85.9	$78.8
Income tax benefit related to share-based compensation expense	18.7	17.5	12.9

(1)During fiscal year ended June 28, 2025, the Company incurred $2.7 million of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business and $1.4 million of share-based compensation expense related to its Organizational Efficiency Costs. Refer to Note 5, "Acquisitions and Divestitures" for further information.
Stock-Based Plans
The Company maintains the Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company maintains the 2010 Stock Incentive Plan for awards granted prior to the establishment of the 2018 Stock Incentive Plan. These plans were approved by the Company's stockholders. The exercise price of each stock option equals 100% of the market price of the Company's stock on the date of grant and generally has a maximum term of ten years. Stock options and service-based share awards that are granted as part of the annual compensation process generally vest ratably over four years. Stock option and share awards are subject to forfeiture until completion of the vesting period, which ranges from one to four years. The Company issues new shares upon the exercise of stock options or vesting of share awards.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Stock Options
A summary of stock option activity during the fiscal year ended June 28, 2025 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at June 29, 2024	8.2	$32.59
Granted	1.0	40.71
Exercised	(3.8)	32.68
Forfeited or expired	(0.2)	34.76
Outstanding at June 28, 2025	5.2	33.97	6.3	$251.5
Vested and expected to vest at June 28, 2025	5.2	33.93	6.3	249.8
Exercisable at June 28, 2025	2.9	31.21	4.8	148.6
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 28, 2025	June 29, 2024	July 1, 2023
Expected term (years)	4.9	5.0	4.9
Expected volatility	40.9%	44.8%	48.6%
Risk-free interest rate	3.8%	4.5%	3.3%
Dividend yield	3.4%	4.2%	3.4%
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
The weighted-average grant-date fair value of options granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $12.11, $10.35 and $12.04, respectively. The total intrinsic value of options exercised during fiscal 2025, fiscal 2024 and fiscal 2023 was $106.9 million, $11.1 million and $19.5 million, respectively. The total cash received from option exercises was $121.3 million, $23.0 million and $34.9 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $18.4 million, $2.0 million and $3.9 million, respectively.
At June 28, 2025, $17.7 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.4 years.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended June 28, 2025 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 29, 2024	5.2	$32.96
Granted	1.9	42.39
Vested	(2.2)	29.83
Forfeited	(0.4)	36.74
Non-vested at June 28, 2025	4.5	37.62
At June 28, 2025, $90.4 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $42.39, $34.19 and $35.53, respectively. The total fair value of shares vested during fiscal 2025, fiscal 2024 and fiscal 2023 was $92.6 million, $95.3 million and $88.0 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended June 28, 2025 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 29, 2024	1.2	$36.74
Granted	0.4	47.73
Change due to performance condition achievement	—	—
Vested	(0.3)	42.31
Forfeited	(0.2)	39.58
Non-vested at June 28, 2025	1.1	$36.34
At June 28, 2025, $15.3 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $47.73, $33.99 and $35.46, respectively. The total fair value of awards that vested during fiscal 2025, fiscal 2024 and fiscal 2023 was $13.4 million, $0.0 million and $60.4 million, respectively.
PRSUs are subject to a two-year and three-year cliff vesting contingent on the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2025, fiscal 2024 and fiscal 2023, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $16.7 million, $15.3 million and $29.5 million, respectively.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.2 million and 0.1 million shares to employees in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Expected term (years)	0.5	0.5	0.5
Expected volatility	35.7%	32.5%	38.2%
Risk-free interest rate	4.9%	5.4%	3.3%
Dividend yield	2.7%	3.9%	3.1%
The weighted-average fair value of the purchase rights granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $13.48, $8.45 and $9.30, respectively. The Company issues new shares for employee stock purchases.
8. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of June 28, 2025 and June 29, 2024:

	June 28, 2025			June 29, 2024
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$865.2	$—	$865.2
Government securities – U.S.(1)	—	—	—	178.2	—	178.2
Total Available-for-sale investments	$—	$—	$—	$1,043.4	$—	$1,043.4
Other:
Time deposits(1)	—	—	—	0.6	—	0.6
Other	19.6	1.4	21.0	17.8	1.3	19.1
Total Investments	$19.6	$1.4	$21.0	$1,061.8	$1.3	$1,063.1

(1)These securities, as of period end, have maturity dates during their respective following fiscal years and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Consolidated Balance Sheets.
The Company recognized a pre-tax gain of $2.6 million on available-for-sale investments during the fiscal year ended June 28, 2025. These gains are included within Other expense (income) on the Consolidated Statements of Operations. Additionally, the Company has no material unrealized gains on available-for-sale investments as of June 28, 2025 included within Comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss).
There were no material gross realized and unrealized gains or losses on available-for-sale investments as of the fiscal year ended June 29, 2024.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

9. LEASES
The Company leases retail space, office space, warehouse facilities, fulfillment centers, storage space, machinery, equipment and certain other items under operating leases. The Company's leases have initial terms ranging from one to twenty years and may have renewal or early termination options ranging from one to ten years. These leases may also include rent escalation clauses or lease incentives. In determining the lease term used in the lease ROU asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance (i.e., percentage-of-sales-based payments), or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company's Consolidated Balance Sheets as of June 28, 2025 and June 29, 2024:

	June 28, 2025	June 29, 2024	Location Recorded on the Consolidated Balance Sheets
	(millions)
Assets:
Operating leases	$1,331.0	$1,314.4	Operating lease right-of-use assets
Finance leases	—	0.6	Property and equipment, net
Total lease assets	$1,331.0	$1,315.0
Liabilities:
Operating leases:
Current lease liabilities	$299.0	$299.7	Current portion of operating lease liabilities
Long-term lease liabilities	1,205.6	1,224.2	Long-term operating lease liabilities
Total operating lease liabilities	$1,504.6	$1,523.9
Finance leases:
Current lease liabilities	$—	$1.2	Accrued liabilities
Long-term lease liabilities	—	—	Other liabilities
Total finance lease liabilities	$—	$1.2

Total lease liabilities	$1,504.6	$1,525.1
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Consolidated Statement of Operations for the fiscal year ended June 28, 2025 and June 29, 2024:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$1.2	$1.2
Interest on lease liabilities(1)	0.1	0.2
Total finance lease cost	1.3	1.4
Operating lease cost	360.6	360.7
Short-term lease cost	22.8	19.5
Variable lease cost	204.8	205.3
Operating lease right-of-use impairment	3.0	—
Less: sublease income	(16.4)	(17.8)
Total net lease cost	$576.1	$569.1

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Consolidated Statement of Operations.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the fiscal year ended June 28, 2025 and June 29, 2024:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$414.8	$420.4
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	1.2	1.2
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	327.7	246.2
The following table provides a maturity analysis of the Company's lease liabilities recorded on the Consolidated Balance Sheets as of June 28, 2025:

June 28, 2025
Operating Leases
(millions)
Fiscal 2026	$372.7
Fiscal 2027	315.2
Fiscal 2028	231.6
Fiscal 2029	178.0
Fiscal 2030	135.9
Fiscal 2031 and thereafter	554.3
Total lease payments	1,787.7
Less: imputed interest	(283.1)
Total lease liabilities	$1,504.6
The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of June 28, 2025 are as follows:

June 28, 2025
(millions)
Fiscal 2026	$14.8
Fiscal 2027	14.8
Fiscal 2028	14.8
Fiscal 2029	15.3
Fiscal 2030	16.0
Fiscal 2031 and thereafter	96.2
Total sublease income	$171.9

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Consolidated Balance Sheets as of June 28, 2025 and June 29, 2024:

	June 28, 2025	June 29, 2024
Weighted average remaining lease term (years):
Operating leases	7.4	7.8
Finance leases	—	0.9
Weighted average discount rate:
Operating leases	4.4%	4.4%
Finance leases	—%	11.3%
Additionally, the Company had approximately $237.6 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 28, 2025.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following tables provide information related to the Company's derivative instruments recorded on the Company's Consolidated Balance Sheets as of June 28, 2025 and June 29, 2024:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	June 28, 2025	June 29, 2024	Consolidated Balance Sheet Classification	June 28, 2025	June 29, 2024	Consolidated Balance Sheet Classification	June 28, 2025	June 29, 2024
	(millions)
Designated Derivative Hedging Instruments:
FC - Inventory purchases(1)	$735.0	$764.6	Other Current Assets	$6.5	$58.2	Accrued Liabilities	$7.9	$2.2
Net investment hedges(2)	1,690.0	1,450.0	Other Current Assets & Other Assets(4)	15.6	32.2	Accrued Liabilities & Other Liabilities(5)	263.0	139.4
Total designated hedge instruments	$2,425.0	$2,214.6		$22.1	$90.4		$270.9	$141.6
Undesignated hedging instruments:
FC - Intercompany liabilities and loans(3)	157.0	348.2	Other Current Assets	0.3	0.1	Accrued Liabilities	0.1	2.6
Total Hedges	$2,582.0	$2,562.8		$22.4	$90.5		$271.0	$144.2

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
(4)As of June 28, 2025, the Company recorded $15.6 million within Other Current Assets and $0.0 million within Other Assets. As of June 29, 2024, the Company recorded $11.6 million within Other Current Assets and $20.6 million within Other Assets.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

(5)As of June 28, 2025, the Company recorded $6.9 million within Accrued Liabilities and $256.1 million within Other Liabilities. As of June 29, 2024, the Company recorded $2.2 million within Accrued Liabilities and $137.2 million within Other Liabilities.
The following tables provides the pretax impact of gains and losses from the Company's designated derivative instruments on its Consolidated Financial Statements for the fiscal years ended June 28, 2025, June 29, 2024 and July 1, 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Fiscal Year Ended
	June 28, 2025	June 29, 2024	July 1, 2023
	(millions)
Cash flow hedges:
Inventory purchases(1)	$(19.1)	$59.6	$34.7
Interest rates(2)	—	(10.4)	—
Total cash flow hedges	$(19.1)	$49.2	$34.7
Other:
Net investment hedges(3)	(141.3)	74.3	(58.7)
Total other	(141.3)	74.3	(58.7)
Total hedges	$(160.4)	$123.5	$(24.0)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Fiscal Year Ended
		June 28, 2025	June 29, 2024	July 1, 2023
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of Sales	$42.4	$36.7	$(6.3)
Interest rates(2)	Other income (expense)	(0.9)	(9.5)	—
Total cash flow hedges		$41.5	$27.2	$(6.3)
Other:
Net investment hedges(3)	Interest income (expense)	17.7	2.8	—
Total other		17.7	2.8	—
Total hedges		$59.2	$30.0	$(6.3)

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
The Company expects that $1.3 million of net derivative gain related to inventory purchases included in Accumulated other comprehensive income at June 28, 2025 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps and forward exchange contracts used as net investment hedges under the spot method. This results in the cross-currency basis spread on the cross-currency swaps and the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in interest expense in the Company’s Consolidated Statements of Operations. Accordingly, the Company recorded net interest income of $28.9 million and $28.7 million during fiscal 2025 and fiscal 2024, respectively.

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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 28, 2025 and June 29, 2024:

	Level 1		Level 2
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(millions)
Assets:
Cash equivalents(1)	$225.9	$437.4	$—	$29.7
Short-term investments:
Time deposits(2)	—	—	—	0.6
Commercial paper(2)	—	—	—	865.2
Government securities - U.S.(2)	—	178.2	—	—
Other	—	—	19.6	17.8
Long-term investments:
Other	—	—	1.4	1.3
Derivative Assets:
Inventory-related instruments(3)	—	—	6.5	58.2
Net investment hedges(3)	—	—	15.6	32.2
Intercompany loans and payables(3)	—	—	0.3	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$7.9	$2.2
Net investment hedges(3)	—	—	263.0	139.4
Intercompany loans and payables(3)	—	—	0.1	2.6

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. The Company determines the fair values of these assets based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of future discounted cash flows based on historical experience, current trends, market conditions and performance expectations.
During the fiscal year ended June 28, 2025, the Company recorded an impairment of $610.7 million to the Kate Spade indefinite-lived brand intangible and an impairment of $244.1 million to goodwill pertaining to the Kate Spade reporting unit. Refer to Note 14, "Goodwill and Other Intangible Assets" for further information.
During the fiscal year ended June 28, 2025, the Company recorded $5.8 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the fiscal year ended June 29, 2024, the Company recorded $6.3 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values.
During the fiscal year ended June 28, 2025, the Company recorded $3.0 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values. During the fiscal year ended June 29, 2024, the Company did not have any impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	June 28, 2025	June 29, 2024
	(millions)
Current Debt:
4.250% Senior Notes due 2025	$—	$303.4
China Credit Facility(1)	16.7	—
Total Current Debt	$16.7	$303.4

Long-Term Debt:
7.050% Senior Notes due 2025	$—	$500.0
7.000% Senior Notes due 2026	—	750.0
4.125% Senior Notes due 2027	396.6	396.6
7.350% Senior Notes due 2028	—	1,000.0
5.100% Senior Notes due 2030	750.0	—
7.700% Senior Notes due 2030	—	1,000.0
3.050% Senior Notes due 2032	500.0	500.0
7.850% Senior Notes due 2033	—	1,250.0
5.500% Senior Notes due 2035	750.0	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(2)	—	535.6
5.375% EUR Senior Notes due 2027(2)	—	535.6
5.875% EUR Senior Notes due 2031(2)	—	535.6
Total long-term debt	2,396.6	7,003.4
Less: Unamortized discount and debt issuance costs on Senior Notes	(18.7)	(66.2)
Total long-term debt, net	$2,377.9	$6,937.2

(1)The amount outstanding under the China Credit Facility includes the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
(2)The carrying amounts of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
During fiscal 2025, 2024 and 2023 the Company recognized interest expense related to the outstanding debt of $271.2 million, $369.6 million and $72.8 million, respectively.
During fiscal 2025 the Company recognized Loss on extinguishment of debt of $120.1 million, primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition USD Senior Notes in the second quarter of fiscal 2025. There was no Loss on extinguishment of debt recognized by the Company during fiscal 2024 and fiscal 2023.
$2.00 Billion Revolving Credit Facility
On May 22, 2025, the Company announced it entered into a definite agreement to refinance and replace the Company's unsecured revolving facility dated May 11, 2022 ( the "Existing Revolving Credit Facility") with a new revolving credit facility (the "Amended Revolving Credit Facility"), among the Company, as borrower, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and a syndicate of banks and financial institutions (collectively, the “Lenders”), dated as of May 22, 2025. Under the Amended Revolving Credit Facility, the Lenders have made available to the Company a $2.00 billion unsecured revolving credit facility, including sub facilities for letters of credit, with a maturity date of May 22, 2030.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Borrowings under the Amended Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt (subject to reduction for certain debt incurred in connection with a pending acquisition or for debt being discharged, satisfied or defeased), to (b) consolidated EBITDAR (the “Gross Leverage Ratio”). Additionally, the Company will pay facility fees, calculated at a rate per annum determined in accordance with the Pricing Grid, on the full amount of the Amended Revolving Credit Facility, payable quarterly in arrears, and certain fees with respect to letters of credit that are issued. Borrowings under the Amended Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). During the second quarter of fiscal 2025, the Company executed $1.00 billion of borrowings under the Existing Revolving Credit Facility used to partially fund the share repurchases under the ASR Agreements and for general corporate purposes. Subsequently, on December 11, 2024, the Company issued $1.50 billion of senior unsecured notes (as defined below, the 2030 and 2035 Senior Notes) and the funds were partially used to repay the borrowings under the Existing Revolving Credit Facility on December 11, 2024. There were no outstanding borrowings on the Amended Revolving Credit Facility as of June 28, 2025.
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
2030 and 2035 Senior Notes
On December 11, 2024, the Company issued $1.50 billion of senior unsecured notes, consisting of $750.0 million aggregate principal amount of 5.100% senior unsecured notes due March 11, 2030 at 99.876% of par (the “5.100% Senior Notes due 2030”) and $750.0 million aggregate principal amount of 5.500% senior unsecured notes due March 11, 2035 at 99.864% of par (the “5.500% Senior Notes due 2035”, together with the 5.100% Senior Notes due 2030, the "2030 and 2035 Senior Notes"). The net proceeds of this offering, together with cash on hand, were used to repay the loans outstanding under the Term Loan Credit Agreement and to repay borrowings under the Existing Revolving Credit Facility. The Company will pay interest semi-annually on the 2030 and 2035 Senior Notes on March 11 and September 11 of each year, commencing on September 11, 2025.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $35.0 million), which includes a loan of up to RMB 85.0 million (approximately $12.0 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2.0 million) and Accounts payable financing of up to RMB 150.0 million (approximately $21.0 million). As of June 28, 2025, the Company had RMB 120.0 million ($16.7 million) of borrowings outstanding under this facility, which was recorded within Current debt on the Company’s Consolidated Balance Sheets.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Under the Amended Revolving Credit Facility, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00, which may be increased to 4.50:1:00 following the consummation of a material acquisition, subject to certain limitations set forth in the Amended Revolving Credit Facility. As of June 28, 2025, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at June 28, 2025 and June 29, 2024 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	June 28, 2025	June 29, 2024
	(millions)
USD Senior Notes:
4.250% Senior Notes due 2025	$—	$300.2
7.050% Senior Notes due 2025	—	508.1
7.000% Senior Notes due 2026	—	770.7
4.125% Senior Notes due 2027	393.0	378.2
7.350% Senior Notes due 2028	—	1,036.5
5.100% Senior Notes due 2030	756.8	—
7.700% Senior Notes due 2030	—	1,042.9
3.050% Senior Notes due 2032	443.2	402.9
7.850% Senior Notes due 2033	—	1,311.3
5.500% Senior Notes due 2035	748.2	—
EUR Senior Notes:
5.350% EUR Senior Notes due 2025(1)	—	543.8
5.375% EUR Senior Notes due 2027(1)	—	550.8
5.875% EUR Senior Notes due 2031(1)	—	556.4

(1)The fair values of the Capri Acquisition EUR Senior Notes include the impact of changes in the exchange rate of the United States Dollar against the Euro.
Debt Maturities
As of June 28, 2025, the debt maturities for the next five fiscal years and thereafter are as follows:

Principal(1)
(millions)
Fiscal Year
2026	$16.7
2027	—
2028	396.6
2029	—
2030	750.0
2031 and thereafter	1,250.0
Total	$2,413.3

(1)The amount outstanding under the China Credit Facility includes the impact of changes in the exchange rate of the United States Dollar against the Renminbi.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into the Purchase Agreement to sell the Stuart Weitzman Business. The sale was completed on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures" and Note 21, "Subsequent Events," for further information.
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
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $26.5 million and $28.4 million outstanding at June 28, 2025 and June 29, 2024, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Other
The Company had other contractual cash obligations as of June 28, 2025, including $353.0 million related to inventory purchase obligations, $34.3 million related to capital expenditure and cloud computing implementation commitments, $222.3 million of other purchase obligations, $2.41 billion of debt repayments and $771.8 million of interest payments on the outstanding debt. Refer to Note 9, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
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
Following the previously disclosed termination of the proposed Merger Agreement, dated August 10, 2023, by and among the Company, Merger Sub and Capri, pursuant to which, among other things, Merger Sub would merge with and into Capri (the "Merger") with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company ("the Capri Acquisition") two separate putative securities class actions were filed on December 23, 2024 and January 28, 2025, by plaintiff shareholders in the United States District Court for the District of Delaware against Capri and certain of its officers and against Tapestry and certain of its officers, alleging that during the respective class periods (between August 10, 2023 and October 24, 2024), Capri and Tapestry misrepresented and failed to disclose adverse facts about Capri’s business, operations, market dynamics, and the prospects for approval of the Capri Acquisition, which were known to defendants or recklessly disregarded by them. The complaints, which each allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 promulgated thereunder, seek unspecified compensatory damages, costs and expenses, and equitable relief. On July 14, 2025, the Company moved to dismiss the complaint. The Company intends to vigorously defend itself in these matters.
14. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.
During the fourth quarter of fiscal 2025, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis. The assessment concluded that the fair values of the Kate Spade reporting unit and indefinite-lived brand

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

intangible asset did not exceed their respective carrying values due to a reduction in both current and future expected cash flows, which includes an estimated impact of cost increases due to changes in tariff and trade policies.
Accordingly, the Company recorded a goodwill impairment charge of $244.1 million related to the Kate Spade reporting unit during the fourth quarter of the fiscal year. The Company also recorded an impairment charge of $610.7 million related to the Kate Spade indefinite-lived brand intangible asset. The goodwill and brand intangible asset impairment charges were recorded within SG&A expenses on the Company's Consolidated Statement of Operations.
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
Goodwill
The change in the carrying amount of the Company’s Goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at July 1, 2023	$597.5	$630.0	$—	$1,227.5
Foreign exchange impact	(19.5)	(3.9)	—	(23.4)
Balance at June 29, 2024	578.0	626.1	—	1,204.1
Impairment charges	—	(244.1)	—	(244.1)
Foreign exchange impact	19.5	3.8	—	23.3
Balance at June 28, 2025	$597.5	$385.8	$—	$983.3
Intangible Assets
Intangible assets consist of the following:

	June 28, 2025			June 29, 2024
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships(1)	$45.6	$(25.1)	$20.5	$100.3	$(56.5)	$43.8
Total intangible assets subject to amortization	45.6	(25.1)	20.5	100.3	(56.5)	43.8
Intangible assets not subject to amortization:
Trademarks and trade names(2)	699.1	—	699.1	1,309.8	—	1,309.8
Total intangible assets	$744.7	$(25.1)	$719.6	$1,410.1	$(56.5)	$1,353.6

(1)    As of June 28, 2025, $18.2 million related to the net carrying value of customer relationships of the Stuart Weitzman Business were reclassified to Assets held for sale in the Company's Condensed Consolidated Balance Sheet. Refer to Note 5, "Acquisitions and Divestitures," for further information.
(2)    The Company recognized a $610.7 million non-cash charge related to the impairment of the Kate Spade indefinite-lived brand intangible asset in fiscal 2025.
Amortization expense for the Company’s definite-lived intangible assets was $5.2 million and $6.5 million for fiscal 2025 and fiscal 2024, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

As of June 28, 2025, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal Year
Fiscal 2026	$3.0
Fiscal 2027	3.0
Fiscal 2028	3.0
Fiscal 2029	3.0
Fiscal 2030	3.0
Fiscal 2031 and thereafter	5.5
Total	$20.5
The expected amortization expense above reflects remaining useful life of approximately 7.0 years for customer relationships.
15. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		July 1, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States(1)	$(655.8)	(303.5)%	$139.0	13.7%	$421.5	36.9%
Foreign	871.9	403.5	872.9	86.3	721.6	63.1
Total income before provision for income taxes	$216.1	100.0%	$1,011.9	100.0%	$1,143.1	100.0%

Tax expense at U.S. statutory rate	$45.3	21.0%	$212.5	21.0%	$240.0	21.0%
State taxes, net of federal benefit	5.5	2.5	18.1	1.8	23.2	2.0
Effects of foreign operations(2)	19.8	9.2	20.5	2.0	4.3	0.4
Effects of tax credits, acquisition costs and reorganization costs	(95.5)	(44.2)	(64.6)	(6.4)	(61.3)	(5.4)
Effects of impairment(3)	51.3	23.7	—	—	—	—
Share-based compensation	(7.8)	(3.6)	2.3	0.2	(1.3)	(0.1)
Other, net	14.3	6.6	7.1	0.8	2.2	0.2
Taxes at effective worldwide rates	$32.9	15.2%	$195.9	19.4%	$207.1	18.1%

(1)The United States jurisdiction includes foreign pre-tax earnings allocated to the Company from its interest in a foreign partnership.
(2)This includes the tax related to the Global Intangible Low-Taxed Income ("GILTI"). The Company has elected to account for the tax associated with GILTI as a period cost, and accordingly, the Company has not recorded deferred taxes associated with GILTI.
(3)This item represents the effective tax rate impact of the Kate Spade goodwill impairment activity recorded in the U.S. in fiscal 2025.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		July 1, 2023
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$60.6	$(144.1)	$71.0	$14.2	$111.6	$24.7
Foreign	88.8	16.3	103.5	(14.6)	48.0	3.6
State	23.3	(12.0)	18.9	2.9	6.3	12.9
Total current and deferred tax provision (benefit)	$172.7	$(139.8)	$193.4	$2.5	$165.9	$41.2
The components of deferred tax assets and liabilities were:

	June 28, 2025	June 29, 2024
	(millions)
Share-based compensation	$17.4	$20.6
Reserves not deductible until paid	44.4	46.7
Employee benefits	41.9	30.1
Net operating loss	29.2	45.5
Other	66.9	44.8
Inventory	16.4	17.6
Lease liability	332.1	316.2
Gross deferred tax assets	548.3	521.5
Valuation allowance	17.6	32.1
Deferred tax assets after valuation allowance	$530.7	$489.4

Goodwill	55.5	48.6
Other intangibles	163.4	308.6
Property and equipment	15.2	15.1
Foreign investments	38.7	43.3
Right-of-use	302.7	279.3
Prepaid expenses	1.2	1.7
Gross deferred tax liabilities	576.7	696.6
Net deferred tax (liabilities) assets	$(46.0)	$(207.2)

Consolidated Balance Sheets Classification
Deferred income taxes – non-current asset	33.8	44.1
Deferred income taxes – non-current liability	(79.8)	(251.3)
Net deferred tax (liabilities) assets	$(46.0)	$(207.2)
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	June 28, 2025	June 29, 2024	July 1, 2023
	(millions)
Balance at beginning of fiscal year	$115.8	$91.8	$96.1
Gross increase due to tax positions related to prior periods	15.9	20.5	4.3
Gross decrease due to tax positions related to prior periods	(15.5)	(0.9)	(7.7)
Gross increase due to tax positions related to current period	4.5	6.5	5.2
Decrease due to lapse of statutes of limitations	(2.4)	(2.1)	(6.1)
Decrease due to settlements with taxing authorities	(7.6)	—	—
Balance at end of fiscal year	$110.7	$115.8	$91.8
Of the $110.7 million ending gross unrecognized tax benefit balance as of June 28, 2025, $107.1 million relates to items which, if recognized, would impact the effective tax rate. Of the $115.8 million ending gross unrecognized tax benefit balance as of June 29, 2024, $112.1 million relates to items which, if recognized, would impact the effective tax rate. As of June 28, 2025 and June 29, 2024, gross interest and penalties payable was $26.9 million and $19.7 million, respectively, which are included in Other liabilities. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company recognized gross interest and penalty expense of $7.1 million, gross interest and penalty expense of $9.5 million and gross interest and penalty expense of $2.3 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2018 to present are open to examination in the U.S. federal jurisdiction, fiscal 2019 to present in select state jurisdictions and fiscal 2018 to present in select foreign jurisdictions. The Company is currently under U.S. federal audit for fiscal 2018 to 2020. The IRS is examining carryback claims to fiscal 2014 through fiscal 2020 as part of Joint Committee procedures for tax refund claims. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of June 28, 2025, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $370.0 million and tax loss carryforwards of various foreign jurisdictions of $38.3 million. As of June 29, 2024, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $534.5 million and tax loss carryforwards of various foreign jurisdictions of $78.7 million. The state net operating loss carryforwards generally start to expire in fiscal 2026. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $17.6 million as of June 28, 2025 and $32.1 million as of June 29, 2024.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of June 28, 2025 and June 29, 2024 was $1.33 billion and $750.0 million, respectively. The Company intends to distribute $1.20 billion of earnings that were previously subject to U.S. Federal Tax and has recorded a deferred tax liability of $2.9 million during fiscal 2025 for U.S. state taxes and foreign withholding taxes related to the future distribution. Based on the Company's current analysis, there is further unrecognized deferred tax liability of approximately $4.0 million to $6.0 million on the remaining unremitted earnings.

16. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $13.1 million, $12.7 million and $13.4 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
17. SEGMENT INFORMATION
The Company has three reportable segments:
•Coach - Includes global sales primarily of Coach brand products to customers through our DTC, wholesale and licensing businesses.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through our DTC, wholesale and licensing businesses.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through our DTC, wholesale and licensing businesses. On February 16, 2025, the Company entered into the Purchase Agreement to sell the Stuart Weitzman Business. The sale was completed on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures," and Note 21, "Subsequent Events," for further information.
The Company's chief operating decision maker ("CODM"), who is its Chief Executive Officer, regularly evaluates operating profit of these segments compared to management's expectations in deciding how to allocate resources and assess performance. Segment operating profit is the gross profit of the segment less direct expenses of the segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM at the segment level.
In addition to these reportable segments, the Company has certain corporate expenses that are not directly attributable to its brands ("Unallocated corporate expenses"); therefore, they are not allocated to its segments. Such costs primarily include certain overhead expenses related to corporate functions as well as certain administration, corporate occupancy, information technology and depreciation costs.
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business"). The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). Refer to Note 5, "Acquisitions and Divestitures," and Note 21, "Subsequent Events," for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes net sales, significant expenses and operating profit (loss) of each of the Company's segments and reconciliation to the Company's Income (loss) before provision for income taxes for fiscal 2025, fiscal 2024 and fiscal 2023:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Fiscal 2025
Net sales	$5,598.5	$1,197.1	$215.1	$7,010.7
Cost of sales(1)	1,226.0	399.1	96.7	1,721.8
Selling, general and administrative expenses(1)	2,497.2	1,567.2	133.8	4,198.2
Total segment operating profit (loss):	$1,875.3	$(769.2)	$(15.4)	$1,090.7
Unallocated corporate expenses(2)				675.7
Unallocated other charges, net(3)				198.9
Income (loss) before provision for income taxes				$216.1

Fiscal 2024
Net sales	$5,095.3	$1,334.4	$241.5	$6,671.2
Cost of sales(1)	1,219.9	463.2	98.6	1,781.7
Selling, general and administrative expenses(1)	2,224.3	738.6	164.1	3,127.0
Total segment operating profit (loss):	$1,651.1	$132.6	$(21.2)	$1,762.5
Unallocated corporate expenses(2)				622.4
Unallocated other charges, net(3)				128.2
Income (loss) before provision for income taxes				$1,011.9

Fiscal 2023
Net sales	$4,960.4	$1,418.9	$281.6	$6,660.9
Cost of sales(1)	1,313.3	518.8	113.9	1,946.0
Selling, general and administrative expenses(1)	2,117.2	785.1	174.4	3,076.7
Total segment operating profit (loss):	$1,529.9	$115.0	$(6.7)	$1,638.2
Unallocated corporate expenses(2)				465.8
Unallocated other charges, net(3)				29.3
Income (loss) before provision for income taxes				$1,143.1

(1)    Significant expense categories that are regularly provided to the CODM, or easily computable from information that is regularly provided to the CODM. SG&A expenses includes Other selling, general and administrative expenses and Impairment of goodwill and intangible assets on the Company's Consolidated Statement of Operations.
(2)     Unallocated corporate expenses represent certain corporate expenses that are not directly attributable to a segment.
(3)    Includes Loss on extinguishment of debt, Interest expense, net and Other expense (income).

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense of each of the Company's segments for fiscal 2025, fiscal 2024, and fiscal 2023:

	Fiscal Year Ended
	June 28, 2025(1)	June 29, 2024	July 1, 2023
	(millions)
Depreciation and amortization expense(2):
Coach	$91.2	$88.0	$94.7
Kate Spade	34.1	41.6	44.2
Stuart Weitzman	6.1	10.6	10.5
Total segment depreciation and amortization expense:	131.4	140.2	149.4
Unallocated corporate(3)	36.0	33.8	32.8
Total Depreciation and amortization expense:	$167.4	$174.0	$182.2

(1)    For the fiscal year ended June 28, 2025, depreciation and amortization expense includes $2.7 million of impairment charges in connection with the sale of the Stuart Weitzman Business of which $2.1 million was recorded within Unallocated corporate and $0.6 million was recorded within the Stuart Weitzman segment. For the fiscal year ended June 28, 2025, depreciation and amortization expense includes $1.8 million of costs related to the Company's organizational efficiency efforts recorded within Unallocated corporate. Refer to Note 5, "Acquisitions and Divestitures," for further information.
(2)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(3)    Unallocated corporate, which is not a reportable segment, represents certain depreciation and amortization costs that are not directly attributable to a segment.
Impairment charges in fiscal 2025 includes $854.8 million of brand intangible and goodwill impairment charges for the Kate Spade reportable segment. There were no impairment charges in fiscal 2024 and fiscal 2023. Refer to Note 14, "Goodwill and Other Intangible Assets," for further information.
The following table summarizes total assets of each of the Company's segments for fiscal 2025, fiscal 2024, and fiscal 2023:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024	July 1, 2023
	(millions)
Total assets:
Coach	$2,497.5	$2,238.4	$2,272.3
Kate Spade	1,656.6	2,469.2	2,597.3
Stuart Weitzman(1)	176.4	232.6	235.8
Total segment assets:	4,330.5	4,940.2	5,105.4
Unallocated corporate(2)	2,250.0	8,456.1	2,011.4
Total assets:	$6,580.5	$13,396.3	$7,116.8

(1)    As of June 28, 2025, the assets relating to the Stuart Weitzman Business are presented in the Consolidated Balance Sheet as Assets held for sale. Refer to Note 5, "Acquisitions and Divestitures," for further information.
(2)    Unallocated corporate, which is not a reportable segment, represents certain assets that are not directly attributable to a segment.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table disaggregates Net sales for each of the Company's product categories by segment in fiscal 2025, fiscal 2024, and fiscal 2023:

	Fiscal Year Ended
	June 28, 2025		June 29, 2024		July 1, 2023
	Amount	% of total segment net sales	Amount	% of total segment net sales	Amount	% of total segment net sales
	(millions)
Coach
Handbags	$3,223.3	57.6%	$2,889.9	56.7%	$2,847.1	57.4%
Accessories	1,539.5	27.5	1,407.9	27.6	1,325.7	26.7
Footwear	342.5	6.1	326.0	6.4	311.5	6.3
Other	493.2	8.8	471.5	9.3	476.1	9.6
Total Coach	$5,598.5	100.0%	$5,095.3	100.0%	$4,960.4	100.0%

Kate Spade
Handbags	$623.0	52.1%	$721.0	54.0%	$779.7	54.9%
Accessories	269.8	22.5	307.0	23.0	324.8	22.9
Footwear	55.2	4.6	57.4	4.3	57.8	4.1
Other	249.1	20.8	249.0	18.7	256.6	18.1
Total Kate Spade	$1,197.1	100.0%	$1,334.4	100.0%	$1,418.9	100.0%

Stuart Weitzman(1)	$215.1	100.0%	$241.5	100.0%	$281.6	100.0%

Tapestry
Handbags	$3,846.3	54.9%	$3,610.9	54.1%	$3,626.8	54.4%
Accessories	1,809.3	25.8	1,714.9	25.7	1,650.5	24.8
Footwear	612.8	8.7	624.9	9.4	650.9	9.8
Other	742.3	10.6	720.5	10.8	732.7	11.0
Total Tapestry	$7,010.7	100.0%	$6,671.2	100.0%	$6,660.9	100.0%

(1)The significant majority of sales for Stuart Weitzman is attributable to footwear and therefore all of Stuart Weitzman net sales are within the Tapestry Footwear category.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Geographic Area Information
Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net, right-of-use assets and other assets.

	United States	Greater China(2)	Japan	Other(3)	Total
	(millions)
Fiscal 2025
Net sales(1)	$4,208.1	$1,059.7	$514.8	$1,228.1	$7,010.7
Long-lived assets	1,431.7	142.3	105.1	257.7	1,936.8
Fiscal 2024
Net sales(1)	$3,949.7	$1,012.6	$554.4	$1,154.5	$6,671.2
Long-lived assets	1,533.7	151.8	94.0	210.0	1,989.5
Fiscal 2023
Net sales(1)	$4,040.2	$1,015.8	$569.0	$1,035.9	$6,660.9
Long-lived assets	1,662.5	160.3	87.7	213.5	2,124.0

(1)Includes net sales from our global travel retail business in locations within the specified geographic area.
(2)Greater China includes sales in mainland China, Taiwan, Hong Kong SAR, and Macao SAR.
(3)Other includes sales in Europe, Canada, Malaysia, Australia, South Korea, Singapore and other countries primarily in Asia as well as royalties earned from the Company's licensing partners.
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024	July 1, 2023
	(millions, except per share data)
Net income (loss)	$183.2	$816.0	$936.0

Weighted-average basic shares	216.8	229.2	236.4
Dilutive securities:
Effect of dilutive securities	5.7	4.0	4.9
Weighted-average diluted shares	222.5	233.2	241.3

Net income (loss) per share:
Basic	$0.84	$3.56	$3.96
Diluted	$0.82	$3.50	$3.88
At June 28, 2025, there were no options to purchase shares of common stock outstanding but not included in the computation of diluted earnings per share with an exercise price greater than the average market price of the common shares.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 28, 2025, June 29, 2024 and July 1, 2023, there were approximately 0.7 million, 0.8 million and 2.7 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
19. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory located in Spain, which is involved in the production of Stuart Weitzman inventory. Payments to this factory represented $5.7 million, $12.3 million and $15.2 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Amounts payable to this factory were not material at June 28, 2025 or June 29, 2024.

20. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	June 28, 2025	June 29, 2024
	(millions)
Property and equipment
Land and building	$8.1	$8.1
Machinery and equipment	53.0	69.1
Software and computer equipment	564.1	642.8
Furniture and fixtures	288.1	295.4
Leasehold improvements	750.4	720.4
Construction in progress	40.8	42.2
Less: accumulated depreciation	(1,215.0)	(1,263.3)
Total property and equipment, net	$489.5	$514.7
Accrued liabilities
Payroll and employee benefits	$224.4	$171.3
Accrued rent	21.7	17.5
Accrued interest	56.6	104.7
Accrued income taxes	56.8	49.7
Accrued freight	38.3	51.5
Accrued marketing	84.1	33.6
Other accrued liabilities	255.0	228.0
Total accrued liabilities	$736.9	$656.3
Other liabilities
Deferred lease obligation	$29.6	$32.2
Gross unrecognized tax benefit	110.7	115.8
Long-term derivative liabilities	256.1	137.2
Other	106.1	89.9
Total other liabilities	$502.5	$375.1

21. SUBSEQUENT EVENTS
Stuart Weitzman Business Divestiture
On August 4, 2025, the Company completed the sale of the Stuart Weitzman Business for $105.0 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses as set forth in the Purchase Agreement. Refer to Note 5, "Acquisitions and Divestitures," for further information.
Stock Repurchase Program
As previously disclosed, in November 2024, the Company executed the ASR Agreements to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock and received an initial delivery of 28,363,766 shares. Under the terms of the ASR Agreements, the Company owes an estimated settlement of approximately $200.0 million. The final payment is expected to be made during the first quarter of fiscal 2026.

TAPESTRY, INC.
Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 28, 2025, June 29, 2024 and July 1, 2023

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2025
Allowance for credit losses(1)	$6.9	$3.6	$(3.8)	$6.7
Allowance for returns(1)	11.2	17.3	(12.8)	15.7
Allowance for markdowns(1)	9.6	17.4	(14.8)	12.2
Valuation allowance	32.1	—	(14.5)	17.6
Total	$59.8	$38.3	$(45.9)	$52.2
Fiscal 2024
Allowance for credit losses	$5.8	$4.3	$(3.2)	$6.9
Allowance for returns	15.3	10.4	(14.5)	11.2
Allowance for markdowns	11.3	14.9	(16.6)	9.6
Valuation allowance	34.3	—	(2.2)	32.1
Total	$66.7	$29.6	$(36.5)	$59.8
Fiscal 2023
Allowance for credit losses	$3.7	$5.7	$(3.6)	$5.8
Allowance for returns	11.2	14.2	(10.1)	15.3
Allowance for markdowns	11.6	17.6	(17.9)	11.3
Valuation allowance	51.6	—	(17.3)	34.3
Total	$78.1	$37.5	$(48.9)	$66.7

(1)    Fiscal 2025 balances at end of year for Allowance for credit losses, Allowance for returns and Allowance for markdowns includes balances for the Stuart Weitzman Business of $1.0 million, $7.4 million, and $4.2 million, respectively, which are presented in the Consolidated Balance Sheet as Assets held for sale as of June 28, 2025. Refer to Note 5, "Acquisitions and Divestitures," for further information.