Form 10-Q
period 2025-09-27
TAPESTRY, INC.
filed 2025-11-06
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 24, 2025, the Registrant had 204,649,752 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade" or "kate spade new york" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "if," "continue," "project," "assumption," "should," "expect," "confidence," "goals," "trends," "anticipate," "intend," "estimate," "on track," "future," "well positioned to," "plan," "potential," "position," "deliver," "believe," "seek," "see," "will," "would," "uncertain," "achieve," "strategic," "growth," "target," "guidance," "forecast," "outlook," "commit," "innovation," "drive," "leverage," "generate," "enhance," "effort," "progress," "amplify," "we can stretch what’s possible," similar expressions, and variations or negatives of these words. They include, without limitation, statements regarding future anticipated capital expenditures. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of international trade disputes and the risks associated with potential changes to international trade agreements, including the imposition or threat of imposition of new or increased tariffs or retaliatory tariffs implemented by countries where our manufacturers are located as well as the imposition of additional duties on the products we import; (ii) the impact of economic conditions, recession and inflationary measures; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) the impact of tax and other legislation; (vi) the ability to successfully implement the initiatives under our 2028 Amplify growth strategy; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to successfully identify and implement any sales, acquisitions or strategic transactions on attractive terms or at all, including our recently completed sale of the Stuart Weitzman Business; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (x) our ability to control costs; (xi) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xii) the risk of cyber security threats and privacy or data security breaches; (xiii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiv) the risks associated with climate change and other corporate responsibility issues; (xv) our ability to protect against infringement of our trademarks and other proprietary rights; (xvi) the impact of pending and potential future legal proceedings and (xvii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2025	June 28, 2025
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$719.5	$1,100.0
Short-term investments	23.7	19.6
Trade accounts receivable, less allowances for credit losses of $5.8 and $5.7, respectively	289.5	239.3
Inventories	1,018.6	860.7
Income tax receivable	321.2	277.3
Prepaid expenses	142.9	133.8
Other current assets	105.3	98.5
Assets held for sale	—	176.4
Total current assets	2,620.7	2,905.6
Property and equipment, net of accumulated depreciation of $1,236.2 and $1,215.0, respectively	487.5	489.5
Operating lease right-of-use assets	1,394.9	1,331.0
Goodwill	975.4	983.3
Intangible assets	718.8	719.6
Deferred income taxes	33.1	33.8
Other assets	132.9	117.7
Total assets	$6,363.3	$6,580.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$495.5	$456.1
Accrued liabilities	657.9	736.9
Current portion of operating lease liabilities	308.6	299.0
Current debt	256.8	16.7
Liabilities held for sale	—	48.2
Total current liabilities	1,718.8	1,556.9
Long-term debt	2,378.6	2,377.9
Long-term operating lease liabilities	1,255.3	1,205.6
Deferred income taxes	151.2	79.8
Other liabilities	459.9	502.5
Total liabilities	5,963.8	5,722.7

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value per share) issued and outstanding - 205.7 million and 208.1 million shares, respectively	2.1	2.1
Additional paid-in-capital	3,989.0	3,673.7
Retained earnings (accumulated deficit)	(3,363.5)	(2,556.8)
Accumulated other comprehensive income (loss)	(228.1)	(261.2)
Total stockholders' equity	399.5	857.8
Total liabilities and stockholders' equity	$6,363.3	$6,580.5
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 27, 2025	September 28, 2024
	(millions, except per share data)
	(unaudited)
Net sales	$1,704.6	$1,507.5
Cost of sales	404.1	372.6
Gross profit	1,300.5	1,134.9
Selling, general and administrative expenses	972.3	882.9
Operating income (loss)	328.2	252.0
Interest expense, net	12.8	30.7
Other expense (income)	(3.3)	(4.4)
Income (loss) before provision for income taxes	318.7	225.7
Provision (benefit) for income taxes	43.9	39.1
Net income (loss)	$274.8	$186.6
Net income (loss) per share:
Basic	$1.32	$0.81
Diluted	$1.28	$0.79
Shares used in computing net income (loss) per share:
Basic	207.6	231.5
Diluted	215.5	235.9
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 27, 2025	September 28, 2024
	(millions)
	(unaudited)
Net income (loss)	$274.8	$186.6
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	13.1	(47.7)
Unrealized gains (losses) on available-for-sale investments, net	—	2.4
Foreign currency translation adjustments	20.0	(1.2)
Other comprehensive income (loss), net of tax	33.1	(46.5)
Comprehensive income (loss)	$307.9	$140.1
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 27, 2025	September 28, 2024
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$274.8	$186.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37.2	40.9
Amortization of cloud computing arrangements	14.4	14.0
Provision for bad debt	0.9	0.3
Share-based compensation	22.4	19.1
Deferred income taxes	58.5	12.2
Changes to lease related balances, net	(6.4)	(10.3)
Other non-cash charges, net	2.7	(20.8)
Changes in operating assets and liabilities:
Trade accounts receivable	(46.2)	(53.7)
Inventories	(160.6)	(181.4)
Accounts payable	33.8	92.9
Accrued liabilities	(71.1)	32.0
Other liabilities	6.2	(0.8)
Other assets	(54.0)	(11.5)
Net cash provided by (used in) operating activities	112.6	119.5
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(8.4)	(1,479.2)
Proceeds from maturities and sales of investments	0.5	1,694.9
Purchases of property and equipment	(32.4)	(25.6)
Proceeds from sale of business, net of cash divested	109.6	—
Net cash provided by (used in) investing activities	69.3	190.1
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(83.3)	(81.4)
Repurchase of common stock	(698.2)	—
Payment of debt issuance costs	(0.5)	—
Proceeds from/(Repayments of) commercial paper, net	240.0	—
Proceeds from share-based awards	69.9	41.7
Taxes paid to net settle share-based awards	(78.7)	(34.5)
Payments of finance lease liabilities	—	(0.3)
Net cash provided by (used in) financing activities	(550.8)	(74.5)
Effect of exchange rate changes on cash and cash equivalents	(11.6)	85.8
Net (decrease) increase in cash and cash equivalents	(380.5)	320.9
Cash and cash equivalents at beginning of period	1,100.0	6,142.0
Cash and cash equivalents at end of period	$719.5	$6,462.9
Supplemental information:
Cash paid for income taxes, net	$35.0	$64.8
Cash paid for interest	$83.3	$24.0
Noncash investing activity - property and equipment obligations	$30.8	$18.2
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
The Coach and Kate Spade segments include global sales of products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses. On August 4, 2025, the Company completed the previously announced sale of the Stuart Weitzman Business (defined below). Refer to Note 5, "Acquisitions and Divestitures," for further information.
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2025 ("fiscal 2025") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended September 27, 2025 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2026 ("fiscal 2026").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2026 will be a 52-week period. Fiscal 2025, which ended on June 28, 2025, was also a 52-week period. The first quarter of fiscal 2026 which ended on September 27, 2025 and the first quarter of fiscal 2025 which ended on September 28, 2024, both of which were 13-week periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.
Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for the realizability of inventory; asset retirement obligations; customer returns, end-of-season markdowns and operational chargebacks; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; accounting for business combinations; the valuation of share-based compensation awards and related expected forfeiture rates; reserves for restructuring; and reserves for litigation and other contingencies, amongst others.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Share Repurchases
The Company accounts for stock repurchases by allocating the repurchase price to Common stock and Retained earnings (accumulated deficit). Under Maryland law, the Company's state of incorporation, there are no treasury shares. All repurchased shares are authorized but unissued shares; these shares may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. Purchases of the Company's common stock may be executed through open market purchases including through purchase agreements under Rule 10b5-1, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. Excise tax on net share repurchases is recorded in Retained earnings (accumulated deficit) as part of Stockholders' Equity.
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of September 27, 2025 and June 28, 2025, $333.4 million and $272.8 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Condensed Consolidated Balance Sheets.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which modernizes the accounting for the costs of software developed for internal use and clarifies related disclosure requirements. The amendments remove all references to software development stages, requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2029 and for interim periods within fiscal year 2029. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on its condensed consolidated financial statements and notes thereto.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended September 27, 2025.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended September 27, 2025
Coach	$869.1	$259.7	$172.6	$128.4	$1,429.8
Kate Spade	199.7	9.4	26.4	24.7	260.2
Stuart Weitzman	9.4	2.1	—	3.1	14.6
Total	$1,078.2	$271.2	$199.0	$156.2	$1,704.6

Three Months Ended September 28, 2024
Coach	$689.0	$213.9	$174.4	$93.3	$1,170.6
Kate Spade	219.6	10.5	29.5	23.6	283.2
Stuart Weitzman	39.6	9.7	—	4.4	53.7
Total	$948.2	$234.1	$203.9	$121.3	$1,507.5

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, South Korea, Singapore, and other countries primarily within Asia.
(3)    Other sales primarily represents sales in Europe and the Middle East as well as royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of September 27, 2025 and June 28, 2025 was $47.4 million and $38.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended September 27, 2025, net sales of $2.5 million were recognized from amounts recorded as deferred revenue as of June 28, 2025. For the three months ended September 28, 2024, net sales of $12.7 million were recognized from amounts recorded as deferred revenue as of June 29, 2024.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. ACQUISITIONS AND DIVESTITURES
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for total cash consideration of $105.0 million (the "Purchase Price"). The Purchase Price was subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture").
The Company previously classified certain assets and liabilities related to the Company's Stuart Weitzman Business as held for sale. The Stuart Weitzman Business Divestiture did not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore did not qualify for presentation as a discontinued operation. The Stuart Weitzman Business Divestiture resulted in a final total pre-tax loss of $22.6 million, which represented the amount of the carrying value of the net assets over the amount of consideration received, less costs to sell. Of the final total pre-tax loss, $4.0 million and $18.6 million, respectively, were recorded in the three months ended September 27, 2025 and the fiscal year ended June 28, 2025.
During the three months ended September 27, 2025, the Company incurred total pre-tax charges related to the Stuart Weitzman Business Divestiture of $14.7 million primarily due to professional fees and severance costs which were recorded in selling, general and administrative ("SG&A") expenses mainly within the Corporate segment on the Company's Condensed Consolidated Statements of Operations.
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
In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of senior unsecured notes and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, completed the expected financing for the Capri Acquisition. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the indenture governing the Capri Acquisition Senior Notes, as supplemented, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption (such redemption, the “Special Mandatory Redemption”). In addition, the Capri Acquisition Term Loan Facilities were terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 11, "Debt," for further information on our debt instruments related to the Capri Acquisition.
There were no expenses incurred during the three months ended September 27, 2025 in conjunction with the Capri Acquisition.
In conjunction with the Capri Acquisition, during the three months ended September 28, 2024, the Company incurred $70.8 million in pre-tax expenses primarily related to financing-related expenses and professional fees.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade(1)	Total
	(millions)
Balance at June 28, 2025	$597.5	$385.8	$983.3
Foreign exchange impact	(6.5)	(1.4)	(7.9)
Balance at September 27, 2025	$591.0	$384.4	$975.4

(1)    Amount is net of accumulated impairment charges of $244.1 million as of September 27, 2025 and June 28, 2025.
Intangible Assets
Intangible assets consist of the following:

	September 27, 2025			June 28, 2025
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$45.6	$(25.9)	$19.7	$45.6	$(25.1)	$20.5
Total intangible assets subject to amortization	45.6	(25.9)	19.7	45.6	(25.1)	20.5
Intangible assets not subject to amortization:
Trademarks and trade names(1)	699.1	—	699.1	699.1	—	699.1
Total intangible assets	$744.7	$(25.9)	$718.8	$744.7	$(25.1)	$719.6

(1)    Amount is net of accumulated impairment charges of $610.7 million as of September 27, 2025 and June 28, 2025 for Kate Spade indefinite-lived brand intangible asset.
Amortization expense for the Company’s definite-lived intangible assets was $0.8 million and $1.6 million for the three months ended September 27, 2025 and September 28, 2024, respectively.
As of September 27, 2025, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2026	$2.3
Fiscal 2027	3.0
Fiscal 2028	3.0
Fiscal 2029	3.0
Fiscal 2030	3.0
Fiscal 2031 and thereafter	5.4
Total	$19.7
The expected amortization expense above reflects remaining useful life of approximately 6.8 for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
7. STOCKHOLDERS' EQUITY
Stock Repurchase Program
2026 Share Repurchase Program
On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"), replacing the 2022 Share Repurchase Program which had $561.7 million of remaining authorization.
During the three months ended September 27, 2025, the Company repurchased $500.0 million of common stock, $238.3 million under the 2022 Share Repurchase Program and $261.7 million under the 2026 Share Repurchase Program. As of September 27, 2025, the Company had $2.74 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
2025 Share Repurchase Program
On November 13, 2024, the Board authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. Final settlement was based on the volume-weighted average price ("VWAP") of the Company's common stock, less a discount, and occurred in four tranches. During the year ended June 28, 2025 and the quarter ended September 27, 2025, as a result of the increase in the VWAP of the Company's common stock, the Company cash-settled $6.6 million related to 92,536 shares of common stock and $195.7 million related to 1,838,270 shares of common stock, respectively, which completed the agreement. The average share price for the 28,363,766 shares received under the ASR Agreements was $77.64.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2024	230.2	$2.3	$3,762.7	$(722.2)	$(145.9)	$2,896.9
Net income (loss)	—	—	—	186.6	—	186.6
Other comprehensive income (loss)	—	—	—	—	(46.5)	(46.5)
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.8	—	7.2	—	—	7.2
Share-based compensation	—	—	19.1	—	—	19.1
Dividends declared ($0.35 per share)	—	—	—	(81.4)	—	(81.4)
Balance at September 28, 2024	233.0	$2.3	$3,789.0	$(617.0)	$(192.4)	$2,981.9

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 28, 2025	208.1	$2.1	$3,673.7	$(2,556.8)	$(261.2)	$857.8
Net income (loss)	—	—	—	274.8	—	274.8
Other comprehensive income (loss)	—	—	—	—	33.1	33.1
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.3	—	(8.8)	—	—	(8.8)
Share-based compensation	—	—	24.1	—	—	24.1
Repurchase of common stock, including excise tax	(4.7)	—	300.0	(998.2)	—	(698.2)
Dividends declared ($0.40 per share)	—	—	—	(83.3)	—	(83.3)
Balance at September 27, 2025	205.7	$2.1	$3,989.0	$(3,363.5)	$(228.1)	$399.5

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$(145.9)
Other comprehensive income (loss) before reclassifications	(35.4)	2.9	2.7	(29.8)
Less: amounts reclassified from accumulated other comprehensive income to earnings	12.3	0.5	3.9	16.7
Net current-period other comprehensive income (loss)	(47.7)	2.4	(1.2)	(46.5)
Balances at September 28, 2024	$9.4	$2.2	$(204.0)	$(192.4)

Balances at June 28, 2025	$(0.1)	$—	$(261.1)	$(261.2)
Other comprehensive income (loss) before reclassifications	16.0	—	22.8	38.8
Less: amounts reclassified from accumulated other comprehensive income to earnings	2.9	—	2.8	5.7
Net current-period other comprehensive income (loss)	13.1	—	20.0	33.1
Balances at September 27, 2025	$13.0	$—	$(241.1)	$(228.1)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(0.9) million and $(0.8) million as of September 27, 2025 and September 28, 2024, respectively. The amounts reclassified from AOCI are net of tax of $(0.1) million and ($0.6) million as of September 27, 2025 and September 28, 2024, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $80.1 million, net of tax of $14.5 million and a loss of $56.3 million, net of tax of $11.6 million, as of September 27, 2025 and September 28, 2024, respectively.
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
If it is determined that a derivative instrument has not been highly effective and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings. Upon discontinuance of hedge accounting, the cumulative change in fair value of cash flow derivatives previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings.
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Chinese Renminbi and the Canadian Dollar. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Condensed Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from October 2025 to June 2027. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations. The maturity date of most instruments held as of September 27, 2025 range from October 2025 to December 2025, and such contracts are typically renewed upon maturity if the related balance has not been settled.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of September 27, 2025 and June 28, 2025:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	September 27, 2025	June 28, 2025	Consolidated Balance Sheet Classification	September 27, 2025	June 28, 2025	Consolidated Balance Sheet Classification	September 27, 2025	June 28, 2025
	(millions)
Designated Derivative Hedging Instruments:
FC - Inventory purchases(1)	$834.8	$735.0	Other Current Assets	$14.7	$6.5	Accrued Liabilities	$2.1	$7.9
Net investment hedges(2)	1,690.0	1,690.0	Other Current Assets & Other Assets(4)	17.8	15.6	Accrued Liabilities & Other Liabilities(5)	213.8	263.0
Total designated hedge instruments	$2,524.8	$2,425.0		$32.5	$22.1		$215.9	$270.9
Undesignated Hedging Instruments:
FC - Intercompany liabilities and loans(3)	196.6	157.0	Other Current Assets	0.1	0.3	Accrued Liabilities	0.1	0.1
Total Hedges	$2,721.4	$2,582.0		$32.6	$22.4		$216.0	$271.0

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
(4)As of September 27, 2025, the Company recorded $12.8 million within Other Current Assets and $5.0 million within Other Assets. As of June 28, 2025, the Company recorded $15.6 million within Other Current Assets and $0.0 million within Other Assets.
(5)As of September 27, 2025, the Company recorded $3.8 million within Accrued Liabilities and $210.0 million within Other Liabilities. As of June 28, 2025, the Company recorded $6.9 million within Accrued Liabilities and $256.1 million within Other Liabilities.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of September 27, 2025 and September 28, 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
	September 27, 2025	September 28, 2024
	(millions)
Cash flow hedges:
Inventory purchases(1)	$17.7	$(36.7)
Total cash flow hedges	$17.7	$(36.7)
Other:
Net investment hedges(3)	51.5	(79.9)
Total other	$51.5	$(79.9)
Total hedges	$69.2	$(116.6)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Three Months Ended
		September 27, 2025	September 28, 2024
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of sales	$3.0	$13.4
Interest rates(2)	Other income (expense)	—	(0.5)
Total cash flow hedges		$3.0	$12.9
Other:
Net investment hedges(3)	Interest income (expense)	3.7	4.6
Total other		$3.7	$4.6
Total hedges		$6.7	$17.5

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
The Company expects that $11.1 million of net derivative gain related to inventory purchases included in Accumulated other comprehensive income at September 27, 2025 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps and forward exchange contracts used as net investment hedges under the spot method. This results in the cross-currency basis spread on the cross-currency swaps and the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. Accordingly, the Company recorded net interest income of $7.0 million and $6.1 million during the three months ended September 27, 2025 and September 28, 2024, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 27, 2025	September 28, 2024
	(millions, except per share data)
Net income (loss)	$274.8	$186.6

Weighted-average basic shares	207.6	231.5
Dilutive securities:
Effect of dilutive securities	7.9	4.4
Weighted-average diluted shares	215.5	235.9

Net income (loss) per share:
Basic	$1.32	$0.81
Diluted	$1.28	$0.79
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 27, 2025 and September 28, 2024, there were 0.6 million and 2.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	September 27, 2025(1)	September 28, 2024
	(millions)
Share-based compensation expense	$24.1	$19.1
Income tax benefit related to share-based compensation expense	4.5	3.6

(1)During the three months ended September 27, 2025, the Company incurred $0.4 million of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business and $1.3 million of share-based compensation expense related to its Organizational Efficiency Costs. Refer to Note 5, "Acquisitions and Divestitures" for further information.
Stock Options
A summary of stock option activity during the three months ended September 27, 2025 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 28, 2025	5.2
Granted	0.2
Exercised	(0.3)
Forfeited or expired	—
Outstanding at September 27, 2025	5.1
The weighted-average grant-date fair value of options granted during the three months ended September 27, 2025 and September 28, 2024 was $36.74 and $12.06, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 27, 2025	September 28, 2024
Expected term (years)	5.0	4.9
Expected volatility	41.5%	40.9%
Risk-free interest rate	3.9%	3.8%
Dividend yield	1.4%	3.5%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 27, 2025 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 28, 2025	4.5
Granted	0.8
Vested	(1.8)
Forfeited	(0.1)
Non-vested at September 27, 2025	3.4
The weighted-average grant-date fair value of share awards granted during the three months ended September 27, 2025 and September 28, 2024 was $99.83 and $40.65, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 27, 2025 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 28, 2025	1.1
Granted	0.3
Change due to performance condition achievement	0.1
Vested	(0.5)
Forfeited	—
Non-vested at September 27, 2025	1.0
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 27, 2025 and September 28, 2024 was $111.74 and $40.66, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 27, 2025	June 28, 2025
	(millions)
Current Debt:
China Credit Facility(1)	$16.8	$16.7
Commercial Paper Borrowings	240.0	—
Total Current Debt	$256.8	$16.7

Long-Term Debt:
4.125% Senior Notes due 2027	$396.6	$396.6
5.100% Senior Notes due 2030	750.0	750.0
3.050% Senior Notes due 2032	500.0	500.0
5.500% Senior Notes due 2035	750.0	750.0
Total long-term debt	$2,396.6	$2,396.6
Less: Unamortized discount and debt issuance costs on senior notes	(18.0)	(18.7)
Total long-term debt, net	$2,378.6	$2,377.9

(1)The amount outstanding under the China Credit Facility includes the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
During the three months ended September 27, 2025 and September 28, 2024, the Company recognized interest expense related to the outstanding debt of $30.1 million and $123.2 million, respectively.
$2.00 Billion Revolving Credit Facility
On May 22, 2025, the Company announced it entered into a definitive agreement to refinance and replace the Company's unsecured revolving facility dated May 11, 2022 (the "Existing Revolving Credit Facility") with a new revolving credit facility (the "Amended Revolving Credit Facility"), among the Company, as borrower, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and a syndicate of banks and financial institutions (collectively, the “Lenders”), dated as of May 22, 2025. Under the Amended Revolving Credit Facility, the Lenders have made available to the Company a $2.00 billion unsecured revolving credit facility, including sub facilities for letters of credit, with a maturity date of May 22, 2030.
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
Borrowings under the Amended Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). During the second quarter of fiscal 2025, the Company executed $1.00 billion of borrowings under the Existing Revolving Credit Facility used to partially fund the share repurchases under the ASR Agreements and for general corporate purposes. Subsequently, on December 11, 2024, the Company issued $1.50 billion of senior unsecured notes (as defined below, the 2030 and 2035 Senior Notes) and the funds were partially used to repay the borrowings under the Existing Revolving Credit Facility on December 11, 2024. There were no outstanding borrowings on the Amended Revolving Credit Facility as of September 27, 2025.

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
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "4.250% Senior Notes due 2025"). In June 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "4.125% Senior Notes due 2027"). In December 2021, the Company completed a cash tender offer for $296.6 million and $203.4 million of the outstanding aggregate principal amount under its 4.250% Senior Notes due 2025 and 4.125% Senior Notes due 2027, respectively. In addition, in December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "3.050% Senior Notes due 2032"). On April 1, 2025, the Company completed the redemption of $303.4 million remaining principal of the 4.250% Senior Notes due 2025.
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. During the three months ended September 27, 2025, the Company issued notes under the Commercial Paper Program with original maturities less than 3 months. As of September 27, 2025, the Company had $240.0 million of borrowings outstanding under the Commercial Paper Program with a weighted average interest rate of 4.260%.
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $35.0 million), which includes a loan of up to RMB 85.0 million (approximately $11.9 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2.1 million) and Accounts payable financing of up to RMB 150.0 million (approximately $21.0 million). Borrowings under the China Credit Facility bear interest at rates based on the People’s Bank of China Loan Prime Rate plus an applicable margin, as determined at the time of each drawdown. As of September 27, 2025, the Company had RMB 120.0 million ($16.8 million) of borrowings outstanding under this facility, which was recorded within Current debt on the Company’s Consolidated Balance Sheets. The weighted-average interest rate on borrowings outstanding under the facility was 2.600% as of September 27, 2025.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Capri Holdings Limited Acquisition Related Debt Transactions:
On November 27, 2023, in order to finance the Capri Acquisition, the Company issued $4.50 billion of senior unsecured notes and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, completed the expected financing for the Capri Acquisition.
On November 13, 2024, the Parties entered into a Termination Agreement, pursuant to which it was agreed that the Merger Agreement was terminated, effective immediately. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the Indenture, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Capri Acquisition Term Loan Credit Agreement was terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 5, "Acquisitions and Divestitures," for further information.
As a result of the redemption prior to their scheduled maturities, the Company was subject to redemption premiums of $61.2 million paid on the Capri Acquisition Senior Notes. Additionally, the Company recognized $55.0 million of unamortized debt issuance costs and discounts in connection with the redemption of the Capri Acquisition Senior Notes. These redemption premiums, as well as unamortized debt issuance costs and discounts, were recorded as a Loss on extinguishment of debt during the second quarter of fiscal 2025.
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
Under the Amended Revolving Credit Facility, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00, which may be increased to 4.50:1.00 following the consummation of a material acquisition, subject to certain limitations set forth in the Amended Revolving Credit Facility. As of September 27, 2025, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at September 27, 2025 and June 28,
2025 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	September 27, 2025	June 28, 2025
	(millions)
4.125% Senior Notes due 2027	$394.5	$393.0
5.100% Senior Notes due 2030	767.1	756.8
3.050% Senior Notes due 2032	451.9	443.2
5.500% Senior Notes due 2035	763.2	748.2

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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 27, 2025 and June 28, 2025:

	Level 1		Level 2
	September 27, 2025	June 28, 2025	September 27, 2025	June 28, 2025
	(millions)
Assets:
Cash equivalents(1)	$129.6	$225.9	$—	$—
Short-term investments:
Other	—	—	23.7	19.6
Long-term investments:
Other	—	—	—	1.4
Derivative assets:
Inventory-related instruments(2)	—	—	14.7	6.5
Net investment hedges(2)	—	—	17.8	15.6
Intercompany loans and payables(2)	—	—	0.1	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(2)	—	—	2.1	7.9
Net investment hedges(2)	—	—	213.8	263.0
Intercompany loans and payables(2)	—	—	0.1	0.1

(1)Cash equivalents generally consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short-term maturity, management believes that their carrying value approximates fair value.
(2)The fair value of these hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
Refer to Note 11, "Debt," for the fair value of the Company's outstanding debt instruments.
In addition to the assets and liabilities described above, the Company held $6.3 million of equity securities at September 27, 2025 without readily determinable fair values. As such, the Company has elected to measure these securities at cost less impairment as a practical expedient to estimating fair value, and has excluded these securities from the table above.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
There were no impairment charges recorded during the three months ended September 27, 2025 or three months ended September 28, 2024.
13. INCOME TAXES
The Company's effective tax rate for the three months ended September 27, 2025 was 13.8%, as compared to 17.3% for the three months ended September 28, 2024. The decrease in effective tax rate for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024 was primarily attributable to the excess tax windfall related to share-based compensation awards partially offset by the geographical mix of earnings.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $28.3 million and $26.5 million outstanding at September 27, 2025 and June 28, 2025, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of September 27, 2025 related to debt repayments. Refer to Note 11, "Debt," for further information.
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
15. SEGMENT INFORMATION
The Company has two reportable segments:
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
certain overhead expenses related to corporate functions as well as certain administration, corporate occupancy, information technology and depreciation costs.
As of August 4, 2025, the Company determined it has two reportable segments on a prospective basis as a result of the sale of the Stuart Weitzman Business. The Company has included the results of our disposed segment, Stuart Weitzman, below for comparability purposes. Refer to Note 5, "Acquisitions and Divestitures" for further information.
The following table summarizes net sales, significant expenses and operating profit (loss) of each of the Company's segments and reconciliation to the Company's Income (loss) before provision for income taxes for the three months ended September 27, 2025 and September 28, 2024:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Three Months Ended September 27, 2025
Net sales	$1,429.8	$260.2	$14.6	$1,704.6
Cost of sales(2)	303.8	93.4	6.9	404.1
Selling, general and administrative expenses(2)	638.6	161.2	8.7	808.5
Total segment operating profit (loss):	$487.4	$5.6	$(1.0)	$492.0
Unallocated corporate expenses(3)				163.8
Unallocated other charges, net(4)				9.5
Income (loss) before provision for income taxes				$318.7

Three Months Ended September 28, 2024
Net sales	$1,170.6	$283.2	$53.7	$1,507.5
Cost of sales(2)	254.5	93.6	24.5	372.6
Selling, general and administrative expenses(2)	529.5	162.6	36.6	728.7
Total segment operating profit (loss):	$386.6	$27.0	$(7.4)	$406.2
Unallocated corporate expenses(3)				154.2
Unallocated other charges, net(4)				26.3
Income (loss) before provision for income taxes				$225.7

(1)    During the three months ended September 27, 2025, Stuart Weitzman Net sales, Cost of sales and Selling, general and administrative expenses represent results for the period prior to the sale on August 4, 2025.
(2)    Significant expense categories that are regularly provided to the CODM, or easily computable from information that is regularly provided to the CODM.
(3)     Unallocated corporate expenses represent certain corporate expenses that are not directly attributable to a segment.
(4)    Includes Interest expense, net and Other expense (income).

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes depreciation and amortization expense of each of the company's segments for the three months ended September 27, 2025 and September 28, 2024:

	Three Months Ended
	September 27, 2025(3)	September 28, 2024
	(millions)
Depreciation and amortization expense(1):
Coach	$21.2	$22.0
Kate Spade	6.9	7.9
Stuart Weitzman	0.3	2.1
Total segment depreciation and amortization expense:	28.4	32.0
Unallocated corporate(2)	11.2	8.9
Total Depreciation and amortization expense:	$39.6	$40.9

(1)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(2)    Unallocated corporate, which is not a reportable segment, represents certain depreciation and amortization costs that are not directly attributable to a segment.
(3)    Depreciation and amortization expense includes $0.9 million of costs in connection with the sale of the Stuart Weitzman Business for the three months ended September 27, 2025 recorded within Unallocated corporate. Depreciation and amortization expense includes $1.5 million of costs related to the Company's organizational efficiency efforts for the three months ended September 27, 2025 recorded within Unallocated corporate.
The following table summarizes total assets of each of the Company's segments for the three months ended September 27, 2025 and September 28, 2024:

	Three Months Ended
	September 27, 2025	September 28, 2024
	(millions)
Total assets:
Coach	$2,680.0	$2,445.9
Kate Spade	1,722.4	2,612.1
Stuart Weitzman	—	239.5
Total segment assets:	4,402.4	5,297.5
Unallocated corporate(1)	1,960.9	8,431.4
Total assets:	$6,363.3	$13,728.9

(1)    Unallocated corporate, which is not a reportable segment, represents certain assets that are not directly attributable to a segment.

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
•Results of Operations. An analysis of our results of operations in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.
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
•Critical Accounting Policies and Estimates. This section includes any material changes or updates to critical accounting policies or estimates since the Annual Report on Form 10-K for fiscal 2025.
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
The Company has two reportable segments:
•Coach - Includes global sales of primarily Coach brand products to customers through our DTC, wholesale and licensing businesses.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through our DTC, wholesale and licensing businesses.
2028 Growth Strategy
In the first quarter of fiscal 2026, the Company introduced its 2028 growth strategy (“Amplify”), which focuses on four key pillars:
•Build Emotional Connections with Consumers: The Company aims to drive new customer acquisition, with a focus on Gen Z consumers entering the market to build brand love and lifetime value.
•Fueling Fashion Innovation & Product Excellence: The Company aims to lead with handbags and leathergoods with targeted lifestyle expansion in footwear.
•Delivering Compelling Experiences to Drive Global Growth: The Company aims to sustain growth in North America and accelerate momentum in international markets, prioritizing Greater China and Europe.
•Ignite the Power of Our People: The Company aims to future-proof growth by continuing to develop a consumer-obsessed culture that is agile and always looking forward.

Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for total cash consideration of $105.0 million (the "Purchase Price"). The Purchase Price was subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). Refer to Note 5, "Acquisitions and Divestitures" for further information.
Capri Holdings Limited Acquisition
On August 10, 2023, the Company entered into the Merger Agreement by and among the Company, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry, and Capri. In order to finance the Capri Acquisition, on November 27, 2023, the Company issued $4.50 billion of U.S. dollar-denominated senior unsecured notes and €1.50 billion of Euro-denominated senior unsecured notes (the "Capri Acquisition Senior Notes") which, together with the $1.40 billion of delayed draw unsecured term loan facilities (the "Capri Acquisition Term Loan Facilities") executed on August 30, 2023, completed the expected financing for the Capri Acquisition. On April 22, 2024, the FTC filed a complaint against the Company and Capri in the United States District Court for the Southern District of New York seeking to enjoin the consummation of the Capri Acquisition, and on October 24, 2024, the Court issued its Opinion and Order granting the FTC's request for a preliminary injunction of the Merger, pending an administrative trial on the merits which was scheduled to begin on December 9, 2024. On November 13, 2024, the Parties entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the Merger Agreement, including all schedules and exhibits thereto and all ancillary agreements contemplated thereby or entered pursuant thereto, effective immediately. Pursuant to the Termination Agreement, the Company agreed to reimburse Capri for its expenses in an amount equal to $45.1 million in cash on November 14, 2024. On November 25, 2024, due to the termination of the Merger Agreement and pursuant to the terms of the indenture governing the Capri Acquisition Senior Notes, as supplemented, the Company redeemed all outstanding Capri Acquisition Senior Notes at a redemption price of 101% of the aggregate principal amount of such Capri Acquisition Senior Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Capri Acquisition Term Loan Facilities were terminated concurrently with the execution of the Termination Agreement on November 13, 2024. Refer to Note 5, "Acquisitions and Divestitures" for further information.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended June 28, 2025.
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
During the second half of fiscal 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced. Additionally, during the first quarter of fiscal 2026, the President of the United States issued an executive order removing the de minimis exemption for low value shipments imported into the U.S. for all countries beginning August 29, 2025. As a result of these changes in the tariff landscape, including the de minimis removal, during the first quarter of fiscal 2026 the Company's gross margin was negatively impacted by approximately 70 basis points. The Company continues to expect to take actions to mitigate the negative impacts of these incremental costs during the remainder of the fiscal year and beyond.
During the first quarter of fiscal 2026, the macroeconomic environment remained challenging and volatile. Several organizations that monitor the world’s economy, including the International Monetary Fund, continue to forecast growth in the global economy, and remains mostly unchanged since the fourth quarter of fiscal 2025. The forecast is below the historical growth average and is reflective of the current volatile environment, including escalation of trade tensions, financial market volatility and the negative economic impacts of geopolitical instability in certain regions of the world.
In the first quarter of fiscal 2026, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, an increase in Net sales of $10.6 million and a negative impact to gross margin and operating margin of approximately 60 basis points and 50 basis points, respectively.
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
On December 12, 2022, the E.U. member states also reached an agreement to implement the Organization for Economic Co-operation and Development’s (“OECD”) reform of international taxation known as Pillar Two Global Anti-Base Erosion Rules (“GloBE”), which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies, which was effective on January 1, 2025. Based on the countries in which we do business, these changes did not have a material impact in fiscal 2025. Other countries are also implementing similar legislation with effective dates starting in fiscal 2026, known as Qualifying Domestic Minimum Top-Up Tax ("QDMTT"). On June 26, 2025, the U.S. Treasury reached an agreement with the other G7 countries regarding the application of GloBE rules to U.S. parented multinational enterprises ("U.S. MNEs"). Most notably, the agreement includes a full exclusion for U.S. MNEs from the Undertaxed Profits Rule and Income Inclusion Rule, which are two of the three taxing mechanisms under GloBE. Given that the third mechanism, QDMTT is still in force, it is unclear what impact if any the OECD agreement will have on the Company. Based on current legislation, QDMTT will have a negative impact on the Company's effective tax rate in fiscal 2026 and beyond.
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

RESULTS OF OPERATIONS
FIRST QUARTER FISCAL 2026 COMPARED TO FIRST QUARTER FISCAL 2025
The following table summarizes results of operations for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 27, 2025		September 28, 2024		Variance
	(millions, except per share data)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Net sales	$1,704.6	100.0%	$1,507.5	100.0%	$197.1	13.1%
Gross profit	1,300.5	76.3	1,134.9	75.3	165.6	14.6
SG&A expenses	972.3	57.0	882.9	58.6	89.4	10.1
Operating income (loss)	328.2	19.3	252.0	16.7	76.2	30.2
Interest expense, net	12.8	0.8	30.7	2.0	(17.9)	(58.2)
Other expense (income)	(3.3)	(0.2)	(4.4)	(0.3)	1.1	24.8
Provision (benefit) for income taxes	43.9	2.6	39.1	2.6	4.8	12.3
Net income (loss)	274.8	16.1	186.6	12.4	88.2	47.2
Net income (loss) per share:
Basic	$1.32		$0.81		$0.51	64.2
Diluted	$1.28		$0.79		$0.49	61.2

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2026 and fiscal 2025 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Stuart Weitzman Divestiture
The Company made certain changes to the composition of segment information effective in the first quarter of fiscal 2026 as a result of the sale of Stuart Weitzman on August 4, 2025. As of the first quarter of fiscal 2026, the Company's reportable segments are Coach and Kate Spade. For the first quarter of fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $14.6 million, Gross profit was $7.7 million and SG&A expenses were $8.7 million resulting in an Operating loss of $1.0 million. These results were considered as Items Affecting Comparability in the three months ended September 27, 2025. For the first quarter of fiscal 2025, Stuart Weitzman Net sales were $53.7 million, Gross profit was $29.2 million and SG&A expenses were $36.6 million resulting in an Operating loss of $7.4 million. These results were not considered as Items Affecting Comparability in the three months ended September 28, 2024.
First Quarter Fiscal 2026 Items

	Three Months Ended September 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$487.4	$—	$(1.2)	$488.6
Kate Spade	5.6	—	(0.2)	5.8
Stuart Weitzman	(1.0)	(1.0)	—	—
Corporate	(163.8)	(13.7)	(9.6)	(140.5)
Operating income (loss)	$328.2	$(14.7)	$(11.0)	$353.9

Net income (loss)	$274.8	$(13.4)	$(8.9)	$297.1
Net income (loss) per diluted common share	$1.28	$(0.06)	$(0.04)	$1.38
In the first quarter of fiscal 2026, the Company incurred charges as follows:
•Acquisition and Divestiture - Total pre-tax charges of $14.7 million related to the Stuart Weitzman divestiture primarily due to professional fees, severance costs as well as the Stuart Weitzman Operating loss for the period.
•Organizational Efficiency Costs - Total pre-tax charges of $11.0 million primarily related to technology costs and severance costs.
    These actions taken together negatively impacted operating income by $25.7 million and reduced the provision for income tax by $3.4 million resulting in a net decrease in net income by $22.3 million or $0.10 per diluted share.
Supplemental Segment Data

	Three Months Ended September 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$638.6	$—	$1.2	$637.4
Kate Spade	161.2	—	0.2	161.0
Stuart Weitzman	8.7	8.7	—	—
Corporate	163.8	13.7	9.6	140.5
SG&A expenses	$972.3	$22.4	$11.0	$938.9

First Quarter Fiscal 2025 Items

	Three Months Ended September 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$386.6	$—	$386.6
Kate Spade	27.0	—	27.0
Stuart Weitzman	(7.4)	—	(7.4)
Corporate	(154.2)	(33.4)	(120.8)
Operating income (loss)	$252.0	$(33.4)	$285.4

Net income (loss)	$186.6	$(55.0)	$241.6
Net income (loss) per diluted common share	$0.79	$(0.23)	$1.02
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

Tapestry, Inc. Summary – First Quarter of Fiscal 2026
Currency Fluctuation Effects
The change in Net sales for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Stuart Weitzman Divestiture
The Company made certain changes to the composition of segment information effective in the first quarter of fiscal 2026 as a result of the sale of Stuart Weitzman on August 4, 2025. As of the first quarter of fiscal 2026, the Company's reportable segments are Coach and Kate Spade. For the first quarter of fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $14.6 million, Gross profit was $7.7 million and SG&A expenses were $8.7 million resulting in an Operating loss of $1.0 million. These results were considered as Items Affecting Comparability in the three months ended September 27, 2025. For the first quarter of fiscal 2025, Stuart Weitzman Net sales were $53.7 million, Gross profit was $29.2 million and SG&A expenses were $36.6 million resulting in an Operating loss of $7.4 million. These results were not considered as Items Affecting Comparability in the three months ended September 28, 2024.
Net Sales

	Three Months Ended		Variance
	September 27, 2025	September 28, 2024	Amount	%	Constant Currency Change
	(millions)
Coach	$1,429.8	$1,170.6	$259.2	22.1%	21.3%
Kate Spade	260.2	283.2	(23.0)	(8.1)	(8.6)
Stuart Weitzman	14.6	53.7	(39.1)	(72.8)	(72.8)
Total Tapestry	$1,704.6	$1,507.5	$197.1	13.1	12.4
Net sales in the first quarter of fiscal 2026 increased 13.1% or $197.1 million to $1.70 billion. Excluding the impact of the Stuart Weitzman Business and foreign currency, net sales increased by 15.5% or $225.6 million.
•Coach Net sales increased 22.1% or $259.2 million to $1.43 billion in the first quarter of fiscal 2026. Excluding the impact of foreign currency, Net sales increased 21.3% or $249.9 million. This increase in Net sales was primarily due to an increase of $222.7 million in DTC sales as a result of an increase in both store sales and e-commerce, mainly driven by North America, Greater China and Europe.
•Kate Spade Net sales decreased 8.1% or $23.0 million to $260.2 million in the first quarter of fiscal 2026. Excluding the impact of foreign currency, Net sales decreased 8.6% or $24.3 million. This decrease in Net sales was primarily due to a decrease of $28.1 million in DTC sales as a result of lower store and e-commerce sales.

Gross Profit

	Three Months Ended
	September 27, 2025		September 28, 2024		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach	$1,126.0	78.8%	$916.1	78.3%	$209.9	22.9%
Kate Spade	166.8	64.1	189.6	67.0	(22.8)	(12.0)
Stuart Weitzman	7.7	52.3	29.2	54.4	(21.5)	(73.8)
Total Tapestry	$1,300.5	76.3	$1,134.9	75.3	$165.6	14.6
Gross profit increased 14.6% or $165.6 million to $1.30 billion in the first quarter of fiscal 2026 from $1.13 billion in the first quarter of fiscal 2025. Gross margin increased 100 basis points to 76.3% in the first quarter of fiscal 2026 from 75.3% in the first quarter of fiscal 2025. Excluding items affecting comparability, Gross margin increased 120 basis points to 76.5% in the first quarter of fiscal 2026 from 75.3% in the first quarter of fiscal 2025, which includes a 70 basis point benefit from the divestiture of Stuart Weitzman. The remaining 50 basis point increase in Gross margin was primarily attributed to net pricing improvements, partially offset by the impact of higher tariffs and unfavorable currency impacts. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	September 27, 2025		September 28, 2024		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach(1)	$638.6	44.7%	$529.5	45.3%	$109.1	20.6%
Kate Spade(2)	161.2	61.9	162.6	57.3	(1.4)	(0.9)
Stuart Weitzman	8.7	59.3	36.6	68.1	(27.9)	(76.3)
Corporate(3)(4)	163.8	NA	154.2	NA	9.6	6.3
Total Tapestry	$972.3	57.0	$882.9	58.6	$89.4	10.1
SG&A expenses increased 10.1% or $89.4 million to $972.3 million in the first quarter of fiscal 2026 as compared to $882.9 million in the first quarter of fiscal 2025. As a percentage of net sales, SG&A expenses decreased to 57.0% during the first quarter of fiscal 2026 from 58.6% during the first quarter of fiscal 2025. Excluding items affecting comparability in the first quarter of fiscal 2026, SG&A expenses increased 10.5% or $89.4 million to $938.9 million from $849.5 million in the first quarter of fiscal 2025. SG&A as a percentage of net sales decreased 80 basis points to 55.6% compared to 56.4% during the first quarter of fiscal 2025, which includes a 40 basis point benefit from the divestiture of Stuart Weitzman. The remaining 40 basis point decrease in SG&A as a percentage of net sales was primarily due to leverage of fixed costs on higher net sales, partially offset by higher marketing spend.
(1)Excluding items affecting comparability, SG&A expenses increased 20.4% or $107.9 million to $637.4 million in the first quarter of fiscal 2026 as compared to $529.5 million in the first quarter of fiscal 2025. SG&A as a percentage of net sales decreased 70 basis points to 44.6% in the first quarter of fiscal 2026 as compared to 45.3% in the first quarter of fiscal 2025.
(2)Excluding items affecting comparability, SG&A expenses decreased 1.0% or $1.6 million to $161.0 million in the first quarter of fiscal 2026 as compared to $162.6 million in the first quarter of fiscal 2025. SG&A as a percentage of net sales increased approximately 460 basis points to 61.9% in the first quarter of fiscal 2026 as compared to 57.3% in the first quarter of fiscal 2025.
(3)Excluding items affecting comparability, SG&A expenses increased 16.3% or $19.7 million to $140.5 million in the first quarter of fiscal 2026 as compared to $120.8 million in the first quarter of fiscal 2025.

(4)Corporate expenses, which are included within SG&A expenses discussed above, but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	September 27, 2025		September 28, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$487.4	34.1%	$386.6	33.0%	$100.8	26.1%
Kate Spade	5.6	2.1	27.0	9.6	(21.4)	(79.3)
Stuart Weitzman	(1.0)	(7.0)	(7.4)	(13.7)	6.4	86.2
Corporate	(163.8)	NA	(154.2)	NA	(9.6)	(6.3)
Total Tapestry	$328.2	19.3	$252.0	16.7	$76.2	30.2
Operating income increased $76.2 million to $328.2 million in the first quarter of fiscal 2026 as compared to $252.0 million in the first quarter of fiscal 2025. Operating margin increased to 19.3% in the first quarter of fiscal 2026 as compared to 16.7% in the first quarter of fiscal 2025. Excluding items affecting comparability, operating income increased $68.5 million to $353.9 million in the first quarter of fiscal 2026 from $285.4 million in the first quarter of fiscal 2025. Operating margin increased 200 basis points to 20.9% in the first quarter of fiscal 2026 as compared to 18.9% in the first quarter of fiscal 2025, which includes a 110 basis point benefit from the divestiture of Stuart Weitzman. The remaining 90 basis point increase in operating margin was primarily attributed to a 50 basis point increase in Gross margin and a 40 basis point decrease in SG&A as a percentage of sales.
•Coach Operating Income increased $100.8 million to $487.4 million in the first quarter of fiscal 2026. Operating margin increased to 34.1% in the first quarter of fiscal 2026 as compared to 33.0% in the first quarter of fiscal 2025. Excluding items affecting comparability, operating income increased $102.0 million to $488.6 million in the first quarter of fiscal 2026 from $386.6 million in the first quarter of fiscal 2025; and operating margin increased 120 basis points to 34.2% in the first quarter of fiscal 2026 as compared to 33.0% in the first quarter of fiscal 2025. This increase in operating margin was primarily attributed to:
◦Gross margin, increased 50 basis points mainly due to net pricing improvements, partially offset by unfavorable currency impacts and the impact of higher tariffs;
◦SG&A expenses as a percentage of net sales, decreased 70 basis points mainly due to leverage of fixed costs on higher net sales, partially offset by higher marketing spend.
•Kate Spade Operating Income decreased $21.4 million to $5.6 million in the first quarter of fiscal 2026. Operating margin decreased to 2.1% in the first quarter of fiscal 2026 as compared to 9.6% in the first quarter of fiscal 2025. Excluding items affecting comparability, operating income decreased $21.2 million to $5.8 million in the first quarter of fiscal 2026 from $27.0 million in the first quarter of fiscal 2025; and operating margin decreased approximately 740 basis points to 2.2% in the first quarter of fiscal 2026 as compared to 9.6% in the first quarter of fiscal 2025. This decrease in operating margin was primarily attributed to:
◦Gross margin, decreased 290 basis points mainly due to the impact of higher tariffs and unfavorable channel mix, partially offset by net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased approximately 460 basis points mainly driven by higher marketing spend.
•Corporate Operating Expenses increased 6.3% or $9.6 million to $163.8 million in the first quarter of fiscal 2026. Excluding items affecting comparability, Corporate operating expenses increased $19.7 million to $140.5 million from $120.8 million in the first quarter of fiscal 2025. This increase in operating expenses was primarily attributed to higher professional fees and higher compensation costs.
Interest Expense, net
Net interest expense decreased $17.9 million to $12.8 million in the first quarter of fiscal 2026 as compared to $30.7 million in the first quarter of fiscal 2025. Excluding items affecting comparability, net interest expense increased $19.6 million to $12.9 million from interest income of $6.7 million in the first quarter of fiscal 2025. This increase in Interest expense, net, was mainly due to an increase in interest expense as a result of the issuance of the 2030 and 2035 Senior Notes.

Other Expense (Income)
Other income decreased $1.1 million to $3.3 million in the first quarter of fiscal 2026 as compared to Other income of $4.4 million in the first quarter of fiscal 2025. Excluding items affecting comparability, Other income decreased $1.0 million to $3.4 million as compared to Other income of $4.4 million in the first quarter of fiscal 2025. This decrease in other income was related to a decrease in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 13.8% in the first quarter of fiscal 2026 as compared to 17.3% in the first quarter of fiscal 2025. Excluding items affecting comparability, the effective tax rate was 13.7% in the first quarter of fiscal 2026 as compared to 18.5% in the first quarter of fiscal 2025. The decrease in effective tax rate was primarily attributable to the excess tax windfall related to share-based compensation awards partially offset by the geographical mix of earnings.
Net Income (Loss)
Net income increased 47.2% or $88.2 million to $274.8 million in the first quarter of fiscal 2026 as compared to $186.6 million in the first quarter of fiscal 2025. Excluding items affecting comparability, net income increased $55.5 million to $297.1 million in the first quarter of fiscal 2026 from $241.6 million in the first quarter of fiscal 2025.
Net Income (Loss) per Share
Net income per diluted share was $1.28 in the first quarter of fiscal 2026 as compared to net income per diluted share of $0.79 in the first quarter of fiscal 2025. Excluding items affecting comparability, net income per diluted share increased $0.36 to $1.38 in the first quarter of fiscal 2026 from $1.02 in the first quarter of fiscal 2025, primarily due to higher net income and a decrease in shares outstanding.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, interest expense, other expense (income), provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2026 and fiscal 2025 reflect certain items affecting comparability, including the impact of the Acquisition and Divestiture and Organizational Efficiency Costs. As a supplement to the Company's reported results, these measures are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
The Company incurred Acquisition and Divestiture items which consist of non-recurring costs, related to the Stuart Weitzman Business Divestiture, inclusive of professional fees, one-time severance costs, compensation costs and operating net loss. The Company also incurred Organizational Efficiency Costs which consist of non-recurring costs, primarily from various initiatives aimed at streamlining the organization and optimizing processes. These costs mainly include one-time technology and severance related charges.
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

FINANCIAL CONDITION
Cash Flows

	Three Months Ended
	September 27, 2025	September 28, 2024	Change
	(millions)

Net cash provided by (used in) operating activities	$112.6	$119.5	$(6.9)
Net cash provided by (used in) investing activities	69.3	190.1	(120.8)
Net cash provided by (used in) financing activities	(550.8)	(74.5)	(476.3)
Effect of exchange rate changes on cash and cash equivalents	(11.6)	85.8	(97.4)
Net increase (decrease) in cash and cash equivalents	$(380.5)	$320.9	$(701.4)
The Company’s cash and cash equivalents decreased by $380.5 million in the first quarter of fiscal 2026 as compared to an increase of $320.9 million in the first quarter of fiscal 2025, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $6.9 million primarily due to changes in operating assets and liabilities of $169.4 million, higher impact of non-cash adjustments of $74.3 million, as well as higher net income of $88.2 million.
The $169.4 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Accrued liabilities were a use of cash of $71.1 million in the first quarter of fiscal 2026 compared to a source of cash of $32.0 million in the first quarter of fiscal 2025, primarily driven by a decrease in accrued interest due to repayment of the Capri Acquisition Senior Notes, partially offset by an increase in accrued duty driven by higher tariffs.
•Accounts payable were a source of cash of $33.8 million in the first quarter of fiscal 2026 compared to a source of cash of $92.9 million in the first quarter of fiscal 2025, primarily driven by lower in-transit inventory and receipts.
Net cash provided by (used in) investing activities
Net cash provided by investing activities in the first quarter of fiscal 2026 was $69.3 million as compared to a source of cash of $190.1 million in the first quarter of fiscal 2025, resulting in a $120.8 million decrease in net cash provided by investing activities.
The $69.3 million source of cash in the first quarter of fiscal 2026 was primarily due to proceeds from the divestiture of the Stuart Weitzman business of $109.6 million, partially offset by purchases of property and equipment of $32.4 million.
The $190.1 million source of cash in the first quarter of fiscal 2025 was primarily due to maturities and sales of investments of $1.69 billion, partially offset by purchases of investments of $1.48 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $550.8 million in the first quarter of fiscal 2026 as compared to a use of cash of $74.5 million in the first quarter of fiscal 2025, resulting in a net increase in use of cash for financing activities of $476.3 million.
The $550.8 million of cash used in the first quarter of fiscal 2026 was primarily due to repurchase of common stock of $698.2 million, partially offset by proceeds from commercial paper, net of $240.0 million.
The $74.5 million of cash used in the first quarter of fiscal 2025 was primarily due to dividend payments of $81.4 million and taxes paid to net settle share-based awards of $34.5 million, partially offset by proceeds from share-based awards of $41.7 million.
Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $(11.6) million as compared to $85.8 million in the first quarter of fiscal 2025. The $97.4 million decrease primarily relates to the currency impact of the United States Dollar against the Euro on the Euro-denominated Capri Acquisition Senior Notes which were redeemed during the second quarter of fiscal 2025.

Working Capital and Capital Expenditures
The following table presents our financial condition as of September 27, 2025 and June 28, 2025:

	September 27, 2025	June 28, 2025	Change
	(millions)
Cash and cash equivalents(1)	$719.5	$1,100.0	$(380.5)
Short-term investments(1)	23.7	19.6	4.1
Current debt(2)	(256.8)	(16.7)	(240.1)
Long-term debt(2)	(2,378.6)	(2,377.9)	(0.7)
Total	$(1,892.2)	$(1,275.0)	$(617.2)

(1)    As of September 27, 2025, approximately 39.6% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities, and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of September 27, 2025:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Amended Revolving Credit Facility and Commercial Paper Program(1)(2)	$2,000.0	$240.0	1,760.0
China Credit Facility(1)(3)	35.0	16.8	18.2

(1)    Refer to Note 11, "Debt" for further information on these instruments.
(2)    Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility. Accordingly, aggregate borrowings outstanding under the Commercial Paper Program and the Amended Revolving Credit Facility will not exceed $2.00 billion.
(3)     The carrying amounts of the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
We believe that our Amended Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of September 27, 2025, there were 18 financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. During the three months ended September 27, 2025, the Company issued notes under the Commercial Paper Program with original maturities less than 3 months. As of September 27, 2025, the Company had $240.0 million of borrowings outstanding under the Commercial Paper Program with a weighted average interest rate of 4.260%. Refer to Note 11, "Debt" for further information.
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a Purchase Agreement to sell the Stuart Weitzman Business for total cash consideration of $105.0 million, subject to customary adjustments. The sale was completed on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures" for further information.
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
Capital Expenditures
During the first quarter of fiscal 2026 capital expenditures and cloud computing implementation costs were $38.0 million. The Company expects total fiscal 2026 capital expenditures and cloud computing costs to be approximately $200.0 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
2026 Share Repurchase Program
On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"), replacing the 2022 Share Repurchase Program which had $561.7 million of remaining authorization.
During the three months ended September 27, 2025, the Company repurchased $500.0 million of common stock, $238.3 million under the 2022 Share Repurchase Program and $261.7 million under the 2026 Share Repurchase Program. As of September 27, 2025, the Company had $2.74 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
2025 Share Repurchase Program
On November 13, 2024, the Board authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. Final settlement was based on the volume-weighted average price ("VWAP") of the Company's common stock, less a discount, and occurred in four tranches. During the year ended June 28, 2025 and the quarter ended September 27, 2025, as a result of the increase in the VWAP of the Company's common stock, the Company cash-settled $6.6 million related to 92,536 shares of common stock and $195.7 million related to 1,838,270 shares of common stock, respectively, which completed the agreement. The average share price for the 28,363,766 shares received under the ASR Agreements was $77.64.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's significant accounting policies are described in Note 3 to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2025. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2025. As of September 27, 2025, there have been no material changes to any of the critical accounting policies.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. During the fourth quarter of fiscal year 2025, the Company recorded $244.1 million of impairment charges related to goodwill for the Kate Spade reporting unit and $610.7 million of impairment charges related to the Kate Spade indefinite-lived brand intangible. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all business channels and other initiatives aimed at increasing profitability of the business. If profitability trends decline during fiscal 2026 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the Company's market risk or the way the Company manages these exposures as set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025. Refer to Note 8, "Derivative Instruments and Hedging Activities," and Note 11, "Debt," included in Part I of this Form 10-Q for additional information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2026 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 14, "Commitments and Contingencies," in the accompanying consolidated financial statements.
ITEM 1A. RISK FACTORS
Refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject.
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
On November 13, 2024, the Board authorized the Company to repurchase up to $2.00 billion of outstanding shares of its common stock (the "2025 Share Repurchase Program"). On November 21, 2024, the Company entered into accelerated share repurchase agreements (the “ASR Agreements”) with Bank of America, N.A. and Morgan Stanley & Co. LLC (the “Dealers”) to repurchase an aggregate of up to $2.00 billion of the Company’s shares of common stock. Under the ASR Agreements, the Company paid $2.00 billion to the Dealers and received an initial delivery of 28,363,766 shares of the Company's common stock on November 26, 2024. Final settlement was based on the volume-weighted average price ("VWAP") of the Company's common stock, less a discount, and occurred in four tranches. During the year ended June 28, 2025 and the quarter ended September 27, 2025, as a result of the increase in the VWAP of the Company's common stock, the Company cash-settled $6.6 million related to 92,536 shares of common stock and $195.7 million related to 1,838,270 shares of common stock, respectively, which completed the agreement. The average share price for the 28,363,766 shares received under the ASR Agreements was $77.64.
On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"), replacing the 2022 Share Repurchase Program which had $561.7 million of remaining authorization.
The following table provides information regarding the Company's purchases of shares of common stock during the first quarter of fiscal 2026 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
June 29, 2025 - August 2, 2025	—	$—	—	$800.0
August 3, 2025 - August 30, 2025	1,554,600	100.67	1,554,600	643.6
August 31, 2025 - September 27, 2025	3,164,881	108.53	3,164,881	2,738.4
Total	4,719,481		4,719,481

(1)    As of September 10, 2025, the remaining authorization of $561.7 million under the 2022 Share Repurchase Program was replaced by the authorization under the 2026 Share Repurchase Program. As of September 27, 2025, the Company had $2.74 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended September 27, 2025.

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
Dated: November 6, 2025