Form 10-Q
period 2025-12-27
TAPESTRY, INC.
filed 2026-02-05
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 23, 2026, the Registrant had 202,464,223 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.
INDEX

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of international trade disputes and the risks associated with potential changes to international trade agreements, including the imposition or threat of imposition of new or increased tariffs or retaliatory tariffs implemented by countries where our manufacturers are located as well as the imposition of additional duties on the products we import; (ii) the impact of economic conditions, recession and inflationary measures; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) the impact of tax and other legislation; (vi) the ability to successfully implement the initiatives under our 2028 Amplify growth strategy; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to successfully identify and implement any sales, acquisitions or strategic transactions on attractive terms or at all, including our sale of the Stuart Weitzman Business; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (x) our ability to control costs; (xi) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xii) the risk of cyber security threats and privacy or data security breaches; (xiii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiv) the risks associated with climate change and other corporate responsibility issues; (xv) our ability to protect against infringement of our trademarks and other proprietary rights; (xvi) the impact of pending and potential future legal proceedings and (xvii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27, 2025	June 28, 2025
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,053.3	$1,100.0
Short-term investments	24.4	19.6
Trade accounts receivable, less allowances for credit losses of $7.2 and $5.7, respectively	338.0	239.3
Inventories	896.4	860.7
Income tax receivable	231.5	277.3
Prepaid expenses	139.4	133.8
Other current assets	107.8	98.5
Assets held for sale	—	176.4
Total current assets	2,790.8	2,905.6
Property and equipment, net of accumulated depreciation of $1,259.6 and $1,215.0, respectively	492.0	489.5
Operating lease right-of-use assets	1,382.9	1,331.0
Goodwill	966.7	983.3
Intangible assets	718.0	719.6
Deferred income taxes	33.8	33.8
Other assets	146.8	117.7
Total assets	$6,531.0	$6,580.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$564.6	$456.1
Accrued liabilities	821.0	736.9
Current portion of operating lease liabilities	313.9	299.0
Current debt	17.1	16.7
Liabilities held for sale	—	48.2
Total current liabilities	1,716.6	1,556.9
Long-term debt	2,379.3	2,377.9
Long-term operating lease liabilities	1,233.4	1,205.6
Deferred income taxes	198.3	79.8
Other liabilities	452.2	502.5
Total liabilities	5,979.8	5,722.7

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value per share) issued and outstanding - 202.7 million and 208.1 million shares, respectively	2.0	2.1
Additional paid-in-capital	4,037.7	3,673.7
Retained earnings (accumulated deficit)	(3,286.9)	(2,556.8)
Accumulated other comprehensive income (loss)	(201.6)	(261.2)
Total stockholders' equity	551.2	857.8
Total liabilities and stockholders' equity	$6,531.0	$6,580.5
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$2,502.4	$2,195.4	$4,207.0	$3,702.9
Cost of sales	614.0	562.3	1,018.1	934.9
Gross profit	1,888.4	1,633.1	3,188.9	2,768.0
Selling, general and administrative expenses	1,172.0	1,140.3	2,144.3	2,023.2
Operating income (loss)	716.4	492.8	1,044.6	744.8
Loss on extinguishment of debt	—	120.1	—	120.1
Interest expense, net	17.4	24.5	30.2	55.2
Other expense (income)	1.9	2.9	(1.4)	(1.5)
Income (loss) before provision for income taxes	697.1	345.3	1,015.8	571.0
Provision (benefit) for income taxes	135.8	34.9	179.7	74.0
Net income (loss)	$561.3	$310.4	$836.1	$497.0
Net income (loss) per share:
Basic	$2.75	$1.41	$4.06	$2.21
Diluted	$2.68	$1.38	$3.93	$2.17
Shares used in computing net income (loss) per share:
Basic	204.1	219.9	205.9	224.7
Diluted	209.8	224.9	212.7	229.3
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$561.3	$310.4	$836.1	$497.0
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	2.5	28.9	15.6	(18.8)
Unrealized gains (losses) on available-for-sale investments, net	—	(2.2)	—	0.2
Foreign currency translation adjustments	24.0	9.1	44.0	7.9
Other comprehensive income (loss), net of tax	26.5	35.8	59.6	(10.7)
Comprehensive income (loss)	$587.8	$346.2	$895.7	$486.3
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 27, 2025	December 28, 2024
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$836.1	$497.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76.2	81.8
Amortization of cloud computing arrangements	28.5	28.6
Provision for bad debt	4.3	1.3
Loss on extinguishment of debt	—	120.1
Share-based compensation	51.4	40.9
Deferred income taxes	98.8	22.6
Changes to lease related balances, net	(11.8)	(20.6)
Other non-cash charges, net	(6.6)	(37.8)
Changes in operating assets and liabilities:
Trade accounts receivable	(100.7)	(68.2)
Inventories	(36.1)	(116.7)
Accounts payable	109.4	61.4
Accrued liabilities	63.5	(11.7)
Other liabilities	34.8	8.8
Other assets	45.9	18.0
Net cash provided by (used in) operating activities	1,193.7	625.5
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(8.7)	(1,885.5)
Proceeds from maturities and sales of investments	1.0	2,921.4
Purchases of property and equipment	(76.0)	(56.5)
Proceeds from sale of business, net of cash divested	109.6	—
Net cash provided by (used in) investing activities	25.9	979.4
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(164.6)	(153.8)
Repurchase of common stock	(1,101.7)	(1,613.0)
Share repurchase not yet settled	—	(400.0)
Proceeds from issuance of debt, net of discount	—	2,248.1
Payment of debt issuance costs	(0.5)	(12.3)
Payment of debt extinguishment costs	—	(63.5)
Repayment of debt	—	(6,859.9)
Proceeds from share-based awards	91.1	114.2
Taxes paid to net settle share-based awards	(80.8)	(35.0)
Proceeds from revolving credit facility	—	1,000.0
Repayment of revolving credit facility	—	(1,000.0)
Payments of finance lease liabilities	—	(0.6)
Net cash provided by (used in) financing activities	(1,256.5)	(6,775.8)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	12.3
Net (decrease) increase in cash and cash equivalents	(46.7)	(5,158.6)
Cash and cash equivalents at beginning of period	1,100.0	6,142.0
Cash and cash equivalents at end of period	$1,053.3	$983.4
Supplemental information:
Cash paid for income taxes, net	$51.4	$106.0
Cash paid for interest	$124.1	$324.9
Noncash investing activity - property and equipment obligations	$30.2	$19.3
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
The results of operations, cash flows and comprehensive income for the six months ended December 27, 2025 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2026 ("fiscal 2026").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2026 will be a 52-week period. Fiscal 2025, which ended on June 28, 2025, was also a 52-week period. The second quarter of fiscal 2026, which ended on December 27, 2025 and the second quarter of fiscal 2025, which ended on December 28, 2024, were both 13-week periods.
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
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of December 27, 2025 and June 28, 2025, $309.8 million and $272.8 million, respectively, was related to suppliers eligible to participate in the Company's SCF program and presented within Accounts payable on the Condensed Consolidated Balance Sheets.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes amendments intended to more closely align hedge accounting with the economics of an entity's risk management activities. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2028 and for interim periods within fiscal year 2028. Early adoption is permitted and the amendments should be applied prospectively. The Company is currently evaluating the ASU to determine its impact on its condensed consolidated financial statements and notes thereto.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the six months ended December 27, 2025.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended December 27, 2025
Coach	$1,425.4	$333.1	$221.5	$162.4	$2,142.4
Kate Spade	290.0	10.0	32.6	27.4	360.0
Stuart Weitzman	—	—	—	—	—
Total	$1,715.4	$343.1	$254.1	$189.8	$2,502.4

Three Months Ended December 28, 2024
Coach	$1,124.9	$242.7	$218.3	$123.4	$1,709.3
Kate Spade	341.1	12.0	35.8	27.5	416.4
Stuart Weitzman	47.4	18.1	0.3	3.9	69.7
Total	$1,513.4	$272.8	$254.4	$154.8	$2,195.4

Six Months Ended December 27, 2025
Coach	$2,294.5	$592.8	$394.1	$290.8	$3,572.2
Kate Spade	489.7	19.4	59.0	52.1	620.2
Stuart Weitzman	9.4	2.1	—	3.1	14.6
Total	$2,793.6	$614.3	$453.1	$346.0	$4,207.0

Six Months Ended December 28, 2024
Coach	$1,813.9	$456.6	$392.7	$216.7	$2,879.9
Kate Spade	560.7	22.5	65.3	51.1	699.6
Stuart Weitzman	87.0	27.8	0.3	8.3	123.4
Total	$2,461.6	$506.9	$458.3	$276.1	$3,702.9

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Australia, Malaysia, South Korea, Singapore, and other countries primarily within Asia.
(3)    Other sales primarily represents sales in Europe and the Middle East as well as royalties earned from the Company's licensing partners.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of December 27, 2025 and June 28, 2025 was $48.6 million and $38.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended December 27, 2025, net sales of $5.7 million were recognized from amounts recorded as deferred revenue as of June 28, 2025. For the six months ended December 28, 2024, net sales of $16.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2024.

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
As of June 28, 2025, the Company classified certain assets and liabilities related to the Company's Stuart Weitzman Business as held for sale. The Stuart Weitzman Business Divestiture did not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore did not qualify for presentation as a discontinued operation. The Stuart Weitzman Business Divestiture resulted in a total pre-tax loss of $22.6 million, which represented the amount of the carrying value of the net assets over the amount of consideration received, less costs to sell. Of the final total pre-tax loss, $4.0 million was recorded during the six months ended December 27, 2025 and $18.6 million was recorded during the fiscal year ended June 28, 2025.
During the three months ended December 27, 2025, the Company recognized total pre-tax income of $0.8 million related to the Stuart Weitzman Business Divestiture primarily due to income from the Transition Services Agreement with the Purchaser ("TSA"), partially offset by professional fees. During the six months ended December 27, 2025, the Company incurred total pre-tax charges of $13.9 million primarily due to professional fees and severance costs, partially offset by income from the TSA. These items were recorded in SG&A expenses mainly within the Corporate segment on the Company's Condensed Consolidated Statements of Operations.
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
There were no expenses incurred during the three and six months ended December 27, 2025 in conjunction with the Capri Acquisition.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade(1)	Total
	(millions)
Balance at June 28, 2025	$597.5	$385.8	$983.3
Foreign exchange impact	(14.6)	(2.0)	(16.6)
Balance at December 27, 2025	$582.9	$383.8	$966.7

(1)    Amount is net of accumulated impairment charges of $244.1 million as of December 27, 2025 and June 28, 2025.
Intangible Assets
Intangible assets consist of the following:

	December 27, 2025			June 28, 2025
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$45.6	$(26.7)	$18.9	$45.6	$(25.1)	$20.5
Total intangible assets subject to amortization	45.6	(26.7)	18.9	45.6	(25.1)	20.5
Intangible assets not subject to amortization:
Trademarks and trade names(1)	699.1	—	699.1	699.1	—	699.1
Total intangible assets	$744.7	$(26.7)	$718.0	$744.7	$(25.1)	$719.6

(1)    Amount is net of accumulated impairment charges of $610.7 million as of December 27, 2025 and June 28, 2025 for Kate Spade indefinite-lived brand intangible asset.
Amortization expense for the Company’s definite-lived intangible assets for the three and six months ended December 27, 2025 was $0.8 million and $1.6 million, respectively. Amortization expense for the Company’s definite-lived intangible assets for three and six months ended December 28, 2024 was $1.7 million and $3.3 million, respectively.
As of December 27, 2025, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2026	$1.5
Fiscal 2027	3.0
Fiscal 2028	3.0
Fiscal 2029	3.0
Fiscal 2030	3.0
Fiscal 2031 and thereafter	5.4
Total	$18.9
The expected amortization expense above reflects remaining useful life of approximately 6.5 years for customer relationships.

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
During the three months ended December 27, 2025, the Company repurchased $400.0 million of common stock. During the six months ended December 27, 2025, the Company repurchased $900.0 million of common stock, $238.3 million under the 2022 Share Repurchase Program and $661.7 million under the 2026 Share Repurchase Program. As of December 27, 2025, the Company had $2.34 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
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
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2024	230.2	$2.3	$3,762.7	$(722.2)	$(145.9)	$2,896.9
Net income (loss)	—	—	—	186.6	—	186.6
Other comprehensive income (loss)	—	—	—	—	(46.5)	(46.5)
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.8	—	7.2	—	—	7.2
Share-based compensation	—	—	19.1	—	—	19.1
Dividends declared ($0.35 per share)	—	—	—	(81.4)	—	(81.4)
Balance at September 28, 2024	233.0	$2.3	$3,789.0	$(617.0)	$(192.4)	$2,981.9
Net income (loss)	—	—	—	310.4	—	310.4
Other comprehensive income (loss)	—	—	—	—	35.8	35.8
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.3	—	72.0	—	—	72.0
Share-based compensation	—	—	21.8	—	—	21.8
Repurchase of common stock, including excise tax	(28.4)	(0.2)	(400.0)	(1,612.8)	—	(2,013.0)
Dividends declared ($0.35 per share)	—	—	—	(72.4)	—	(72.4)
Balance at December 28, 2024	206.9	$2.1	$3,482.8	$(1,991.8)	$(156.6)	$1,336.5

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 28, 2025	208.1	$2.1	$3,673.7	$(2,556.8)	$(261.2)	$857.8
Net income (loss)	—	—	—	274.8	—	274.8
Other comprehensive income (loss)	—	—	—	—	33.1	33.1
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.3	—	(8.8)	—	—	(8.8)
Share-based compensation	—	—	24.1	—	—	24.1
Repurchase of common stock, including excise tax	(4.7)	—	300.0	(998.2)	—	(698.2)
Dividends declared ($0.40 per share)	—	—	—	(83.3)	—	(83.3)
Balance at September 27, 2025	205.7	$2.1	$3,989.0	$(3,363.5)	$(228.1)	$399.5
Net income (loss)	—	—	—	561.3	—	561.3
Other comprehensive income (loss)	—	—	—	—	26.5	26.5
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	0.6	—	19.1	—	—	19.1
Share-based compensation	—	—	29.6	—	—	29.6
Repurchase of common stock, including excise tax	(3.6)	(0.1)	—	(403.4)	—	(403.5)
Dividends declared ($0.40 per share)	—	—	—	(81.3)	—	(81.3)
Balance at December 27, 2025	202.7	$2.0	$4,037.7	$(3,286.9)	$(201.6)	$551.2

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Total
	(millions)
Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$(145.9)
Other comprehensive income (loss) before reclassifications	2.8	2.8	16.1	21.7
Less: amounts reclassified from accumulated other comprehensive income to earnings	21.6	2.6	8.2	32.4
Net current-period other comprehensive income (loss)	(18.8)	0.2	7.9	(10.7)
Balances at December 28, 2024	$38.3	$—	$(194.9)	$(156.6)

Balances at June 28, 2025	$(0.1)	$—	$(261.1)	$(261.2)
Other comprehensive income (loss) before reclassifications	25.9	—	49.7	75.6
Less: amounts reclassified from accumulated other comprehensive income to earnings	10.3	—	5.7	16.0
Net current-period other comprehensive income (loss)	15.6	—	44.0	59.6
Balances at December 27, 2025	$15.5	$—	$(217.1)	$(201.6)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(0.6) million and $(1.2) million as of December 27, 2025 and December 28, 2024, respectively. The amounts reclassified from AOCI are net of tax of $(0.5) million and ($1.1) million as of December 27, 2025 and December 28, 2024, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $51.2 million, net of tax of $6.5 million as of December 27, 2025. The ending balance as of December 28, 2024 is a gain of $10.5 million, net of tax of $(8.6) million.
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in Chinese Renminbi, Japanese Yen, Canadian Dollar and Euro. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Condensed Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within Cost of sales, when the related inventory is sold to a third-party. Current maturity dates range from January 2026 to September 2027. Forward foreign currency exchange contracts which are not designated as hedges of intercompany and other contractual obligations are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations. The maturity date of most instruments held as of December 27, 2025 range from January 2026 to March 2026, and such contracts are typically renewed upon maturity if the related balance has not been settled.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of December 27, 2025 and June 28, 2025:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
	December 27, 2025	June 28, 2025	Consolidated Balance Sheet Classification	December 27, 2025	June 28, 2025	Consolidated Balance Sheet Classification	December 27, 2025	June 28, 2025
	(millions)
Designated Derivative Hedging Instruments:
FC - Inventory purchases(1)	$832.6	$735.0	Other Current Assets	$20.6	$6.5	Accrued Liabilities	$6.3	$7.9
Net investment hedges(2)	1,690.0	1,690.0	Other Current Assets & Other Assets(4)	40.6	15.6	Accrued Liabilities & Other Liabilities(5)	195.9	263.0
Total designated hedge instruments	$2,522.6	$2,425.0		$61.2	$22.1		$202.2	$270.9
Undesignated Hedging Instruments:
FC - Intercompany liabilities and loans(3)	166.5	157.0	Other Current Assets	0.1	0.3	Accrued Liabilities	—	0.1
Total Hedges	$2,689.1	$2,582.0		$61.3	$22.4		$202.2	$271.0

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
(4)As of December 27, 2025, the Company recorded $15.8 million within Other Current Assets and $24.8 million within Other Assets. As of June 28, 2025, the Company recorded $15.6 million within Other Current Assets and $0.0 million within Other Assets.
(5)As of December 27, 2025, the Company recorded $5.7 million within Accrued Liabilities and $190.2 million within Other Liabilities. As of June 28, 2025, the Company recorded $6.9 million within Accrued Liabilities and $256.1 million within Other Liabilities.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide the pre-tax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of December 27, 2025 and December 28, 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Six Months Ended
	December 27, 2025	December 28, 2024
	(millions)
Cash flow hedges:
Inventory purchases(1)	$27.7	$2.4
Total cash flow hedges	$27.7	$2.4
Other:
Net investment hedges(3)	92.1	11.4
Total other	$92.1	$11.4
Total hedges	$119.8	$13.8

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Six Months Ended
		December 27, 2025	December 28, 2024
		(millions)
Cash flow hedges:
Inventory purchases(1)	Cost of sales	$10.8	$23.6
Interest rates(2)	Other income (expense)	—	(0.9)
Total cash flow hedges		$10.8	$22.7
Other:
Net investment hedges(3)	Interest income (expense)	7.4	9.0
Total other		$7.4	$9.0
Total hedges		$18.2	$31.7

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
The Company expects that $13.4 million of net derivative gain related to inventory purchases included in Accumulated other comprehensive income at December 27, 2025 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
The Company assesses the cross-currency swaps and forward exchange contracts used as net investment hedges under the spot method. This results in the cross-currency basis spread on the cross-currency swaps and the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness, and recorded as incurred as a reduction in Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. Accordingly, the Company recorded net interest income of $14.9 million and $15.7 million during the six months ended December 27, 2025 and December 28, 2024, respectively.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions, except per share data)
Net income (loss)	$561.3	$310.4	$836.1	$497.0

Weighted-average basic shares	204.1	219.9	205.9	224.7
Dilutive securities:
Effect of dilutive securities	5.7	5.0	6.8	4.6
Weighted-average diluted shares	209.8	224.9	212.7	229.3

Net income (loss) per share:
Basic	$2.75	$1.41	$4.06	$2.21
Diluted	$2.68	$1.38	$3.93	$2.17
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 27, 2025 and December 28, 2024, there were 0.6 million and 0.7 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 27, 2025(1)	December 28, 2024	December 27, 2025(1)	December 28, 2024
	(millions)
Share-based compensation expense	$29.6	$21.8	$53.7	$40.9
Income tax benefit related to share-based compensation expense	6.1	4.1	10.6	7.7

(1)During the three and six months ended December 27, 2025, the Company incurred $0.0 million and $0.4 million, respectively, of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business as well as $0.6 million and $1.9 million, respectively, of share-based compensation expense related to its Organizational Efficiency Costs. Refer to Note 5, "Acquisitions and Divestitures" for further information.
Stock Options
A summary of stock option activity during the six months ended December 27, 2025 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 28, 2025	5.2
Granted	0.2
Exercised	(0.8)
Forfeited or expired	—
Outstanding at December 27, 2025	4.6
The weighted-average grant-date fair value of options granted during the six months ended December 27, 2025 and December 28, 2024 was $36.74 and $12.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	December 27, 2025	December 28, 2024
Expected term (years)	5.0	4.9
Expected volatility	41.5%	40.9%
Risk-free interest rate	3.9%	3.8%
Dividend yield	1.4%	3.4%

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 27, 2025 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 28, 2025	4.5
Granted	0.9
Vested	(1.8)
Forfeited	(0.2)
Non-vested at December 27, 2025	3.4
The weighted-average grant-date fair value of share awards granted during the six months ended December 27, 2025 and December 28, 2024 was $100.40 and $41.39, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 27, 2025 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 28, 2025	1.1
Granted	0.3
Change due to performance condition achievement	0.1
Vested	(0.5)
Forfeited	—
Non-vested at December 27, 2025	1.0
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 27, 2025 and December 28, 2024 was $111.76 and $46.72, respectively.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 27, 2025	June 28, 2025
	(millions)
Current Debt:
China Credit Facility(1)	$17.1	$16.7
Total Current Debt	$17.1	$16.7

Long-Term Debt:
4.125% Senior Notes due 2027	$396.6	$396.6
5.100% Senior Notes due 2030	750.0	750.0
3.050% Senior Notes due 2032	500.0	500.0
5.500% Senior Notes due 2035	750.0	750.0
Total long-term debt	$2,396.6	$2,396.6
Less: Unamortized discount and debt issuance costs on senior notes	(17.3)	(18.7)
Total long-term debt, net	$2,379.3	$2,377.9

(1)The amount outstanding under the China Credit Facility includes the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
During the three and six months ended December 27, 2025 the Company recognized interest expense related to the outstanding debt of $30.9 million and $61.0 million, respectively. During the three and six months ended December 28, 2024 the Company recognized interest expense related to the outstanding debt of $85.8 million and $209.0 million, respectively.
During the three and six months ended December 27, 2025, there was no Loss on extinguishment of debt recognized. During the three and six months ended December 28, 2024, the Company recognized Loss on extinguishment of debt of $120.1 million primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the second quarter of fiscal 2025.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Borrowings under the Amended Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). During the second quarter of fiscal 2025, the Company executed $1.00 billion of borrowings under the Existing Revolving Credit Facility used to partially fund the share repurchases under the ASR Agreements and for general corporate purposes. Subsequently, on December 11, 2024, the Company issued $1.50 billion of senior unsecured notes (as defined below, the 2030 and 2035 Senior Notes) and the funds were partially used to repay the borrowings under the Existing Revolving Credit Facility on December 11, 2024. There were no outstanding borrowings on the Amended Revolving Credit Facility as of December 27, 2025.
Term Loan Credit Agreement
During the second quarter of fiscal 2025, the Company entered into a $750.0 million senior unsecured term loan facility pursuant to the Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, and appointed BofA Securities, Inc. and Morgan Stanley Senior Lending, Inc. as joint lead arrangers and joint bookrunners, used to partially fund the share repurchases under the ASR Agreements, and for general corporate purposes. Borrowings under the Term Loan Credit Agreement bore interest at a rate per annum equal to, at the Company's option, (i) an alternative base rate or (ii) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent). On November 26, 2024, the Company drew down in full the $750.0 million loan principal under the Term Loan Credit Agreement. The loan was due to mature six months after the date the loan was funded. Subsequently, the Company repaid the borrowings in two tranches with $250.0 million repaid on December 5, 2024 and $500.0 million repaid on December 11, 2024.
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
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. As of December 27, 2025, the Company had no borrowings outstanding under the Commercial Paper Program.
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $35.7 million), which includes a loan of up to RMB 85.0 million (approximately $12.1 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2.2 million) and Accounts payable financing of up to RMB 150.0 million (approximately $21.4 million). Borrowings under the China Credit Facility bear interest at rates based on the People’s Bank of China Loan Prime Rate plus an applicable margin, as determined at the time of each drawdown. As of December 27, 2025, the Company had RMB 120.0 million ($17.1 million) of borrowings outstanding under this facility, which was recorded within Current debt on the Company's Condensed Consolidated Balance Sheets. The weighted-average interest rate on borrowings outstanding under the facility was 2.600% as of December 27, 2025.

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
Under the Amended Revolving Credit Facility, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00, which may be increased to 4.50:1.00 following the consummation of a material acquisition, subject to certain limitations set forth in the Amended Revolving Credit Facility. As of December 27, 2025, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at December 27, 2025 and June 28,
2025 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	December 27, 2025	June 28, 2025
	(millions)
4.125% Senior Notes due 2027	$396.1	$393.0
5.100% Senior Notes due 2030	770.1	756.8
3.050% Senior Notes due 2032	456.4	443.2
5.500% Senior Notes due 2035	769.9	748.2

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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 27, 2025 and June 28, 2025:

	Level 1		Level 2
	December 27, 2025	June 28, 2025	December 27, 2025	June 28, 2025
	(millions)
Assets:
Cash equivalents(1)	$196.9	$225.9	$—	$—
Short-term investments:
Other	—	—	24.4	19.6
Long-term investments:
Other	—	—	—	1.4
Derivative assets:
Inventory-related instruments(2)	—	—	20.6	6.5
Net investment hedges(2)	—	—	40.6	15.6
Intercompany loans and payables(2)	—	—	0.1	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(2)	—	—	6.3	7.9
Net investment hedges(2)	—	—	195.9	263.0
Intercompany loans and payables(2)	—	—	—	0.1

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
In addition to the assets and liabilities described above, the Company held $6.3 million of equity securities at December 27, 2025 without readily determinable fair values. As such, the Company has elected to measure these securities at cost less impairment as a practical expedient to estimating fair value, and has excluded these securities from the table above.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
There were no impairment charges recorded during the three and six months ended December 27, 2025 and December 28, 2024.
13. INCOME TAXES
The Company's effective tax rate for the three and six months ended December 27, 2025 was 19.5% and 17.7%, respectively. The Company's effective tax rate for the three and six months ended December 28, 2024 was 10.1% and 13.0%, respectively. The increase in effective tax rate for the three months ended December 27, 2025 as compared to the three months ended December 28, 2024 was primarily attributable to the impact of discrete items compared to the prior year period, geographical mix of earnings and the impact of the Pillar Two Global Anti-Base Erosion Rules ("Pillar Two"). The increase in effective tax rate for the six months ended December 27, 2025 as compared to the six months ended December 28, 2024 was primarily attributable to the impact of discrete items compared to the prior year period, geographical mix of earnings and the impact of Pillar Two.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $28.2 million and $26.5 million outstanding at December 27, 2025 and June 28, 2025, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of December 27, 2025 related to debt repayments. Refer to Note 11, "Debt," for further information.
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
The Company's chief operating decision maker ("CODM"), who is its Chief Executive Officer, regularly evaluates operating profit of these segments compared to management's expectations in deciding how to allocate resources and assess performance. Segment operating profit is the gross profit of the segment less direct expenses of the segment. Total expenditures for additions to long-lived assets and assets by segment are not provided to the CODM as such information is not utilized for purposes of assessing performance or allocating resources, and therefore has not been disclosed.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes net sales, significant expenses and operating profit (loss) of each of the Company's segments and reconciliation to the Company's Income (loss) before provision for income taxes for the three and six months ended December 27, 2025 and December 28, 2024:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Three Months Ended December 27, 2025
Net sales	$2,142.4	$360.0	$—	$2,502.4
Cost of sales(2)	473.4	140.6	—	614.0
Selling, general and administrative expenses(2)	822.5	203.1	—	1,025.6
Total segment operating profit (loss):	$846.5	$16.3	$—	$862.8
Unallocated corporate expenses(3)				146.4
Unallocated other charges, net(4)				19.3
Income (loss) before provision for income taxes				$697.1

Three Months Ended December 28, 2024
Net sales	$1,709.3	$416.4	$69.7	$2,195.4
Cost of sales(2)	391.0	142.8	28.5	562.3
Selling, general and administrative expenses(2)	697.4	205.6	42.2	945.2
Total segment operating profit (loss):	$620.9	$68.0	$(1.0)	$687.9
Unallocated corporate expenses(3)				195.1
Unallocated other charges, net(4)				147.5
Income (loss) before provision for income taxes				$345.3

Six Months Ended December 27, 2025
Net sales	$3,572.2	$620.2	$14.6	$4,207.0
Cost of sales(2)	777.2	234.0	6.9	1,018.1
Selling, general and administrative expenses(2)	1,461.1	364.3	8.7	1,834.1
Total segment operating profit (loss):	$1,333.9	$21.9	$(1.0)	$1,354.8
Unallocated corporate expenses(3)				310.2
Unallocated other charges, net(4)				28.8
Income (loss) before provision for income taxes				$1,015.8

Six Months Ended December 28, 2024
Net sales	$2,879.9	$699.6	$123.4	$3,702.9
Cost of sales(2)	645.5	236.4	53.0	934.9
Selling, general and administrative expenses(2)	1,226.9	368.2	78.8	1,673.9
Total segment operating profit (loss):	$1,007.5	$95.0	$(8.4)	$1,094.1
Unallocated corporate expenses(3)				349.3
Unallocated other charges, net(4)				173.8
Income (loss) before provision for income taxes				$571.0

(1)    During the six months ended December 27, 2025, Stuart Weitzman Net sales, Cost of sales and Selling, general and administrative expenses represent results for the period prior to the sale on August 4, 2025.
(2)    Significant expense categories that are regularly provided to the CODM, or easily computable from information that is regularly provided to the CODM.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(3)    Unallocated corporate expenses represent certain corporate Selling, general and administrative expenses that are not directly attributable to a segment.
(4)    Includes Loss on extinguishment of debt, Interest expense, net and Other expense (income).
The following table summarizes depreciation and amortization expense of each of the company's segments for the three and six months ended December 27, 2025 and December 28, 2024:

	Three Months Ended		Six Months Ended
	December 27, 2025(3)	December 28, 2024	December 27, 2025(3)	December 28, 2024
	(millions)
Depreciation and amortization expense(1):
Coach	$24.0	$22.6	$45.2	$44.6
Kate Spade	6.3	7.2	13.2	15.1
Stuart Weitzman	—	2.4	0.3	4.5
Total segment depreciation and amortization expense:	30.3	32.2	58.7	64.2
Unallocated corporate(2)	10.7	8.7	21.9	17.6
Total Depreciation and amortization expense:	$41.0	$40.9	$80.6	$81.8

(1)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(2)    Unallocated corporate, which is not a reportable segment, represents certain depreciation and amortization costs that are not directly attributable to a segment.
(3)    Depreciation and amortization expense includes $0.0 million and $0.9 million of costs in connection with the sale of the Stuart Weitzman Business recorded within Unallocated corporate for the three and six months ended December 27, 2025, respectively. Depreciation and amortization expense includes $2.0 million and $3.5 million of costs related to the Company's organizational efficiency efforts recorded within Unallocated corporate for the three and six months ended December 27, 2025, respectively.

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
•Results of Operations. An analysis of our results of operations in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 and the first six months of fiscal 2026 compared to the first six months of fiscal 2025.
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

Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for total cash consideration of $105.0 million (the "Purchase Price"). The Purchase Price is subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture, the Company's reportable segments are Coach and Kate Spade. Refer to Note 5, "Acquisitions and Divestitures" for further information.
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
During the second half of fiscal 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced. Additionally, during the first quarter of fiscal 2026, the President of the United States issued an executive order removing the de minimis exemption for low value shipments imported into the U.S. for all countries beginning August 29, 2025. As a result of these changes in the tariff landscape, including the de minimis removal, for the three and six months ended December 27, 2025, the Company's gross margin was negatively impacted by approximately 190 basis points and 140 basis points, respectively. The Company continues to take actions to mitigate the negative impacts of these incremental costs during the remainder of the fiscal year and beyond.
During the second quarter of fiscal 2026, the macroeconomic environment remained challenging and volatile. While certain organizations that monitor the global economy, including the International Monetary Fund, continue to forecast growth, these projections remain subject to uncertainty and have fluctuated in recent periods. The forecast is reflective of the current volatile environment, including the continuation of trade tensions, financial market volatility and the negative economic impacts of geopolitical instability in certain regions of the world.
In the second quarter of fiscal 2026, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, for the three months ended December 27, 2025, increased Net sales of $0.9 million, with no impact to either gross margin or operating margin. For the six months ended December 27, 2025, fluctuations in foreign currency exchange rates resulted in increased Net sales of $11.4 million and a negative impact to gross margin and operating margin of approximately 20 basis points and 20 basis points, respectively.
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
On December 12, 2022, the E.U. member states reached an agreement to implement the Organization for Economic Co-operation and Development’s (“OECD”) reform of international taxation known as Pillar Two Global Anti-Base Erosion Rules (“GloBE”), which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. These rules subject multinational companies to three possible tax mechanisms individually known as the Income Inclusion Rule (“IIR”), the Undertaxed Profits Rule (“UTPR”) and the Qualified Domestic Minimum Top-up Tax (“QDMTT”). The rules became effective on January 1, 2025. Based on the countries in which we do business, these rule changes started to negatively impact the Company's effective tax rate beginning in fiscal 2026. On January 5, 2026, the OECD published additional guidance regarding the application of GloBE rules to U.S. parented multinational enterprises ("U.S. MNEs"). Most notably, the agreement excludes U.S. MNEs from the UTPR and IIR; however, QDMTT is still in force based on current legislation and will continue to have a negative impact on the Company's effective tax rate in fiscal 2026 and beyond.
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

RESULTS OF OPERATIONS
SECOND QUARTER FISCAL 2026 COMPARED TO SECOND QUARTER FISCAL 2025
The following table summarizes results of operations for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions, except per share data)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Net sales	$2,502.4	100.0%	$2,195.4	100.0%	$307.0	14.0%
Gross profit	1,888.4	75.5	1,633.1	74.4	255.3	15.6
SG&A expenses	1,172.0	46.8	1,140.3	51.9	31.7	2.8
Operating income (loss)	716.4	28.6	492.8	22.4	223.6	45.4
Loss on extinguishment of debt	—	—	120.1	5.5	(120.1)	NM
Interest expense, net	17.4	0.7	24.5	1.1	(7.1)	(29.1)
Other expense (income)	1.9	0.1	2.9	0.1	(1.0)	(33.0)
Provision (benefit) for income taxes	135.8	5.4	34.9	1.6	100.9	NM
Net income (loss)	561.3	22.4	310.4	14.1	250.9	80.9
Net income (loss) per share:
Basic	$2.75		$1.41		$1.34	94.9
Diluted	$2.68		$1.38		$1.30	93.9

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2026 and fiscal 2025 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Second Quarter Fiscal 2026 Items

	Three Months Ended December 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$846.5	$—	$—	$846.5
Kate Spade	16.3	—	(0.3)	16.6
Corporate	(146.4)	0.8	(3.9)	(143.3)
Operating income (loss)	$716.4	$0.8	$(4.2)	$719.8

Net income (loss)	$561.3	$0.8	$(4.2)	$564.7
Net income (loss) per diluted common share	$2.68	$—	$(0.01)	$2.69
In the second quarter of fiscal 2026, the Company incurred charges as follows:
•Acquisition and Divestiture - Total pre-tax income of $0.8 million related to the Stuart Weitzman Business Divestiture primarily due to income from the Transition Services Agreement with the Purchaser ("TSA"), partially offset by professional fees.
•Organizational Efficiency Costs - Total pre-tax charges of $4.2 million primarily related to technology costs.
    These actions negatively impacted operating income by $3.4 million and net income by $3.4 million or $0.01 per diluted share.
Supplemental Segment Data

	Three Months Ended December 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$822.5	$—	$—	$822.5
Kate Spade	203.1	—	0.3	202.8
Corporate	146.4	(0.8)	3.9	143.3
SG&A expenses	$1,172.0	$(0.8)	$4.2	$1,168.6

Second Quarter Fiscal 2025 Items

	Three Months Ended December 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$620.9	$—	$620.9
Kate Spade	68.0	—	68.0
Stuart Weitzman	(1.0)	—	(1.0)
Corporate	(195.1)	(55.4)	(139.7)
Operating income (loss)	$492.8	$(55.4)	$548.2

Net income (loss)	$310.4	$(139.8)	$450.2
Net income (loss) per diluted common share	$1.38	$(0.62)	$2.00
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
◦SG&A expenses - $55.4 million primarily related to expense reimbursement payment made to Capri and professional fees recorded within Corporate;
◦Interest expense, net - $22.8 million of financing related charges which primarily includes the net impact of the Capri Acquisition Senior Notes.
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

Tapestry, Inc. Summary – Second Quarter of Fiscal 2026
Currency Fluctuation Effects
The change in Net sales for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade.
Net Sales

	Three Months Ended		Variance
	December 27, 2025	December 28, 2024	Amount	%	Constant Currency Change
	(millions)
Coach	$2,142.4	$1,709.3	$433.1	25.3%	25.3%
Kate Spade	360.0	416.4	(56.4)	(13.6)	(13.6)
Stuart Weitzman	—	69.7	(69.7)	NM	NM
Total Tapestry	$2,502.4	$2,195.4	$307.0	14.0	13.9
Net sales in the second quarter of fiscal 2026 increased 14.0% or $307.0 million to $2.50 billion. Excluding the impact of the Stuart Weitzman Business and foreign currency, net sales increased by 17.7% or $375.8 million.
•Coach Net sales increased 25.3% or $433.1 million to $2.14 billion in the second quarter of fiscal 2026. Excluding the impact of foreign currency, Net sales increased 25.3% or $432.3 million. This increase in Net sales was primarily due to an increase of $373.6 million in DTC sales, mainly driven by North America, Greater China and Europe.
•Kate Spade Net sales decreased 13.6% or $56.4 million to $360.0 million in the second quarter of fiscal 2026. Excluding the impact of foreign currency, Net sales decreased 13.6% or $56.5 million. This decrease in Net sales was primarily due to a decrease of $54.0 million in DTC sales.
Gross Profit

	Three Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach	$1,669.0	77.9%	$1,318.3	77.1%	$350.7	26.6%
Kate Spade	219.4	61.0	273.6	65.7	(54.2)	(19.8)
Stuart Weitzman	—	—	41.2	59.1	(41.2)	NM
Total Tapestry	$1,888.4	75.5	$1,633.1	74.4	$255.3	15.6
Gross profit increased 15.6% or $255.3 million to $1.89 billion in the second quarter of fiscal 2026 from $1.63 billion in the second quarter of fiscal 2025. Gross margin increased 110 basis points to 75.5% in the second quarter of fiscal 2026 from 74.4% in the second quarter of fiscal 2025, which includes a 50 basis point benefit from the divestiture of Stuart Weitzman. The remaining 60 basis point increase in Gross margin was primarily attributed to net pricing improvements, favorable brand mix, partially offset by the impact of higher tariffs. Refer to "Current Macroeconomic Conditions and Outlook" for further information.
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

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach	$822.5	38.4%	$697.4	40.8%	$125.1	17.9%
Kate Spade(1)	203.1	56.4	205.6	49.3	(2.5)	(1.2)
Stuart Weitzman	—	—	42.2	60.6	(42.2)	NM
Corporate(2)(3)	146.4	NA	195.1	NA	(48.7)	(25.0)
Total Tapestry	$1,172.0	46.8	$1,140.3	51.9	$31.7	2.8
SG&A expenses increased 2.8% or $31.7 million to $1.17 billion in the second quarter of fiscal 2026 as compared to $1.14 billion in the second quarter of fiscal 2025. As a percentage of net sales, SG&A expenses decreased to 46.8% during the second quarter of fiscal 2026 from 51.9% during the second quarter of fiscal 2025. Excluding items affecting comparability in the second quarter of fiscal 2026, SG&A expenses increased 7.7% or $83.7 million to $1.17 billion from $1.08 billion in the second quarter of fiscal 2025. SG&A as a percentage of net sales decreased 270 basis points to 46.7% compared to 49.4% during the second quarter of fiscal 2025, which includes a 40 basis point benefit from the divestiture of Stuart Weitzman. The remaining 230 basis point decrease in SG&A as a percentage of net sales was primarily due to leverage of fixed costs on higher net sales, lower distribution costs and lower professional fees, partially offset by higher marketing spend.
(1)Excluding items affecting comparability, SG&A expenses decreased 1.3% or $2.8 million to $202.8 million in the second quarter of fiscal 2026 as compared to $205.6 million in the second quarter of fiscal 2025. SG&A as a percentage of net sales increased approximately 710 basis points to 56.4% in the second quarter of fiscal 2026 as compared to 49.3% in the second quarter of fiscal 2025.
(2)Excluding items affecting comparability, SG&A expenses increased 2.4% or $3.6 million to $143.3 million in the second quarter of fiscal 2026 as compared to $139.7 million in the second quarter of fiscal 2025.
(3)Corporate expenses, which are included within SG&A expenses discussed above, but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$846.5	39.5%	$620.9	36.4%	$225.6	36.3%
Kate Spade	16.3	4.5	68.0	16.4	(51.7)	(76.0)
Stuart Weitzman	—	—	(1.0)	(1.5)	1.0	NM
Corporate	(146.4)	NA	(195.1)	NA	48.7	25.0
Total Tapestry	$716.4	28.6	$492.8	22.4	$223.6	45.4
Operating income increased $223.6 million to $716.4 million in the second quarter of fiscal 2026 as compared to $492.8 million in the second quarter of fiscal 2025. Operating margin increased to 28.6% in the second quarter of fiscal 2026 as compared to 22.4% in the second quarter of fiscal 2025. Excluding items affecting comparability, operating income increased $171.6 million to $719.8 million in the second quarter of fiscal 2026 from $548.2 million in the second quarter of fiscal 2025. Operating margin increased approximately 390 basis points to 28.8% in the second quarter of fiscal 2026 as compared to 24.9% in the second quarter of fiscal 2025, which includes a 90 basis point benefit from the divestiture of Stuart Weitzman. The remaining increase in operating margin was primarily attributed to a 60 basis point increase in Gross margin and a 230 basis point decrease in SG&A as a percentage of sales.
•Coach Operating Income increased $225.6 million to $846.5 million in the second quarter of fiscal 2026, resulting in an operating margin increase of approximately 310 basis points to 39.5% in the second quarter of fiscal 2026 as compared to 36.4% in the second quarter of fiscal 2025. This increase in operating margin was primarily attributed to:

◦Gross margin, increased 80 basis points mainly due to net pricing improvements, partially offset by the impact of higher tariffs;
◦SG&A expenses as a percentage of net sales, decreased 240 basis points mainly due to leverage of fixed costs on higher net sales and lower distribution costs, partially offset by higher marketing spend.
•Kate Spade Operating Income decreased $51.7 million to $16.3 million in the second quarter of fiscal 2026. Operating margin decreased to 4.5% in the second quarter of fiscal 2026 as compared to 16.4% in the second quarter of fiscal 2025. Excluding items affecting comparability, operating income decreased $51.4 million to $16.6 million in the second quarter of fiscal 2026 from $68.0 million in the second quarter of fiscal 2025; and operating margin decreased approximately 1,180 basis points to 4.6% in the second quarter of fiscal 2026 as compared to 16.4% in the second quarter of fiscal 2025. This decrease in operating margin was primarily attributed to:
◦Gross margin, decreased 470 basis points mainly due to the impact of higher tariffs and unfavorable channel mix, partially offset by net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased approximately 710 basis points mainly driven by higher marketing spend and deleverage of fixed costs on lower net sales.
•Corporate Operating Expenses decreased 25.0% or $48.7 million to $146.4 million in the second quarter of fiscal 2026. Excluding items affecting comparability, Corporate operating expenses increased $3.6 million to $143.3 million from $139.7 million in the second quarter of fiscal 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $120.1 million to $0.0 million in the second quarter of fiscal 2026 as compared to $120.1 million in the second quarter of fiscal 2025. Excluding items affecting comparability, Loss on extinguishment of debt decreased $0.7 million to $0.0 million in the second quarter of fiscal 2026 as compared to $0.7 million in the second quarter of fiscal 2025.
Interest Expense, net
Net interest expense decreased $7.1 million to $17.4 million in the second quarter of fiscal 2026 as compared to $24.5 million in the second quarter of fiscal 2025. Excluding items affecting comparability, net interest expense increased $15.7 million to $17.4 million from interest expense of $1.7 million in the second quarter of fiscal 2025. This increase in Interest expense, net, was mainly due to an increase in interest expense as a result of the issuance of the 2030 and 2035 Senior Notes and lower interest income.
Other Expense (Income)
Other expense decreased $1.0 million to $1.9 million in the second quarter of fiscal 2026 as compared to Other expense of $2.9 million in the second quarter of fiscal 2025. This decrease in other expense was related to a decrease in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 19.5% in the second quarter of fiscal 2026 as compared to 10.1% in the second quarter of fiscal 2025. Excluding items affecting comparability, the effective tax rate was 19.4% in the second quarter of fiscal 2026 as compared to 17.1% in the second quarter of fiscal 2025. The increase in effective tax rate was primarily attributable to the impact of Pillar Two and the impact of discrete items compared to the prior year period.
Net Income (Loss)
Net income increased 80.9% or $250.9 million to $561.3 million in the second quarter of fiscal 2026 as compared to $310.4 million in the second quarter of fiscal 2025. Excluding items affecting comparability, net income increased $114.5 million to $564.7 million in the second quarter of fiscal 2026 from $450.2 million in the second quarter of fiscal 2025.
Net Income (Loss) per Share
Net income per diluted share was $2.68 in the second quarter of fiscal 2026 as compared to net income per diluted share of $1.38 in the second quarter of fiscal 2025. Excluding items affecting comparability, net income per diluted share increased $0.69 to $2.69 in the second quarter of fiscal 2026 from $2.00 in the second quarter of fiscal 2025, primarily due to higher net income and a decrease in shares outstanding.

FIRST SIX MONTHS FISCAL 2026 COMPARED TO FIRST SIX MONTHS FISCAL 2025
The following table summarizes results of operations for the first six months of fiscal 2026 compared to the first six months of fiscal 2025. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,207.0	100.0%	$3,702.9	100.0%	$504.1	13.6%
Gross profit	3,188.9	75.8	2,768.0	74.8	420.9	15.2
SG&A expenses	2,144.3	51.0	2,023.2	54.6	121.1	6.0
Operating income (loss)	1,044.6	24.8	744.8	20.1	299.8	40.2
Loss on extinguishment of debt	—	—	120.1	3.2	(120.1)	NM
Interest expense, net	30.2	0.7	55.2	1.5	(25.0)	(45.3)
Other expense (income)	(1.4)	—	(1.5)	—	0.1	9.7
Provision (benefit) for income taxes	179.7	4.3	74.0	2.0	105.7	NM
Net income (loss)	836.1	19.9	497.0	13.4	339.1	68.2
Net income (loss) per share:
Basic	$4.06		$2.21		$1.85	83.6
Diluted	$3.93		$2.17		$1.76	81.4

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first six months of fiscal 2026 and fiscal 2025 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade. For the first six months of fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $14.6 million, Gross profit was $7.7 million and SG&A expenses were $8.7 million resulting in an Operating loss of $1.0 million. These results were considered as items affecting comparability in the first six months of fiscal 2026. For the first six months of fiscal 2025, Stuart Weitzman Net sales were $123.4 million, Gross profit was $70.4 million and SG&A expenses were $78.8 million resulting in an Operating loss of $8.4 million. These results were not considered as items affecting comparability in the first six months of fiscal 2025.
First Six Months of Fiscal 2026 Items

	Six Months Ended December 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,333.9	$—	$(1.2)	$1,335.1
Kate Spade	21.9	—	(0.5)	22.4
Stuart Weitzman	(1.0)	(1.0)	—	—
Corporate	(310.2)	(12.9)	(13.5)	(283.8)
Operating income (loss)	$1,044.6	$(13.9)	$(15.2)	$1,073.7

Net income (loss)	$836.1	$(12.6)	$(13.1)	$861.8
Net income (loss) per diluted common share	$3.93	$(0.06)	$(0.06)	$4.05
In the first six months of fiscal 2026, the Company incurred charges as follows:
•Acquisition and Divestiture - Total pre-tax charges of $13.9 million related to the Stuart Weitzman Business Divestiture primarily due to professional fees and severance costs, partially offset by income from the TSA.
•Organizational Efficiency Costs - Total pre-tax charges of $15.2 million primarily related to technology costs and severance costs.
    These actions taken together negatively impacted operating income by $29.1 million and reduced the provision for income tax by $3.4 million resulting in a net decrease in net income by $25.7 million or $0.12 per diluted share.
Supplemental Segment Data

	Six Months Ended December 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$1,461.1	$—	$1.2	$1,459.9
Kate Spade	364.3	—	0.5	363.8
Stuart Weitzman	8.7	8.7	—	—
Corporate	310.2	12.9	13.5	283.8
SG&A expenses	$2,144.3	$21.6	$15.2	$2,107.5

First Six Months of Fiscal 2025 Items

	Six Months Ended December 28, 2024
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,007.5	$—	$1,007.5
Kate Spade	95.0	—	95.0
Stuart Weitzman	(8.4)	—	(8.4)
Corporate	(349.3)	(88.8)	(260.5)
Operating income (loss)	$744.8	$(88.8)	$833.6

Net income (loss)	$497.0	$(194.8)	$691.8
Net income (loss) per diluted common share	$2.17	$(0.85)	$3.02
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
◦SG&A expenses - $88.8 million primarily related to expense reimbursement payment made to Capri and professional fees recorded within Corporate;
◦Interest expense, net - $60.2 million of financing related charges which primarily includes the net impact of the Capri Acquisition Senior Notes.
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

Tapestry, Inc. Summary – First Six Months of Fiscal 2026
Currency Fluctuation Effects
The change in net sales and gross margin for the first six months of fiscal 2026 compared to fiscal 2025 has been presented both including and excluding currency fluctuation effects.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade. For the first six months of fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $14.6 million, Gross profit was $7.7 million and SG&A expenses were $8.7 million resulting in an Operating loss of $1.0 million. These results were considered as items affecting comparability in the first six months of fiscal 2026. For the first six months of fiscal 2025, Stuart Weitzman Net sales were $123.4 million, Gross profit was $70.4 million and SG&A expenses were $78.8 million resulting in an Operating loss of $8.4 million. These results were not considered as items affecting comparability in the first six months of fiscal 2025.
Net Sales

	Six Months Ended		Variance
	December 27, 2025	December 28, 2024	Amount	%	Constant Currency Change
	(millions)
Coach	$3,572.2	$2,879.9	$692.3	24.0%	23.7%
Kate Spade	620.2	699.6	(79.4)	(11.4)	(11.6)
Stuart Weitzman	14.6	123.4	(108.8)	(88.1)	(88.2)
Total Tapestry	$4,207.0	$3,702.9	$504.1	13.6	13.3
Net sales in the first six months of fiscal 2026 increased 13.6% or $504.1 million to $4.21 billion. Excluding the impact of the Stuart Weitzman Business and foreign currency, net sales increased by 16.8% or $601.5 million.
•Coach Net Sales increased 24.0% or $692.3 million to $3.57 billion in the first six months of fiscal 2026. Excluding the impact of foreign currency, net sales increased 23.7% or $682.3 million. This increase in Net sales was primarily due to an increase of $596.3 million in DTC sales, mainly driven by North America, Greater China and Europe.
•Kate Spade Net Sales decreased 11.4% or $79.4 million to $620.2 million in the first six months of fiscal 2026. Excluding the impact of foreign currency, net sales decreased 11.6% or $80.8 million. This decrease in Net sales was primarily due to a decrease of $82.1 million in DTC sales.
Gross Profit

	Six Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,795.0	78.2%	$2,234.4	77.6%	$560.6	25.1%
Kate Spade	386.2	62.3	463.2	66.2	(77.0)	(16.6)
Stuart Weitzman	7.7	52.3	70.4	57.0	(62.7)	(89.1)
Total Tapestry	$3,188.9	75.8	$2,768.0	74.8	$420.9	15.2
Gross profit increased 15.2% or $420.9 million to $3.19 billion in the first six months of fiscal 2026 from $2.77 billion in the first six months of fiscal 2025. Gross margin increased 100 basis points to 75.8% in the first six months of fiscal 2026 from 74.8% in the first six months of fiscal 2025. Excluding items affecting comparability, gross margin increased 110 basis points to 75.9% in the first six months of fiscal 2026 from 74.8% in the first six months of fiscal 2025, which includes a 60 basis point benefit from the divestiture of Stuart Weitzman. The remaining 50 basis point increase in gross margin was primarily attributed to net pricing improvements, partially offset by the impact of higher tariffs. Refer to "Current Macroeconomic Conditions and Outlook" for further information.

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
Selling, General and Administrative Expenses

	Six Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach(1)	$1,461.1	40.9%	$1,226.9	42.5%	$234.2	19.1%
Kate Spade(2)	364.3	58.7	368.2	52.5	(3.9)	(1.1)
Stuart Weitzman	8.7	59.3	78.8	63.8	(70.1)	(89.0)
Corporate(3)(4)	310.2	NA	349.3	NA	(39.1)	(11.2)
Total Tapestry	$2,144.3	51.0	$2,023.2	54.6	$121.1	6.0
SG&A expenses increased 6.0% or $121.1 million to $2.14 billion in the first six months of fiscal 2026 as compared to $2.02 billion in the first six months of fiscal 2025. As a percentage of net sales, SG&A expenses decreased to 51.0% during the first six months of fiscal 2026 from 54.6% during the first six months of fiscal 2025. Excluding items affecting comparability in the first six months of fiscal 2026, SG&A expenses increased 8.9% or $173.1 million to $2.11 billion from $1.93 billion in the first six months of fiscal 2025. SG&A as a percentage of net sales decreased 200 basis points to 50.3% compared to 52.3% during the first six months of fiscal 2025, which includes a 40 basis point benefit from the divestiture of Stuart Weitzman. The remaining 160 basis point decrease in SG&A as a percentage of net sales was primarily due to leverage of fixed costs on higher net sales and lower distribution costs, partially offset by higher marketing spend.
(1)Excluding items affecting comparability, SG&A expenses increased 19.0% or $233.0 million to $1.46 billion in the first six months of fiscal 2026 as compared to $1.23 billion in the first six months of fiscal 2025. SG&A as a percentage of net sales decreased approximately 160 basis points to 40.9% in the first six months of fiscal 2026 as compared to 42.5% in the first six months of fiscal 2025.
(2)Excluding items affecting comparability, SG&A expenses decreased 1.2% or $4.4 million to $363.8 million in the first six months of fiscal 2026 as compared to $368.2 million in the first six months of fiscal 2025. SG&A as a percentage of net sales increased approximately 620 basis points to 58.7% in the first six months of fiscal 2026 as compared to 52.5% in the first six months of fiscal 2025.
(3)Excluding items affecting comparability, SG&A expenses increased 8.9% or $23.3 million to $283.8 million in the first six months of fiscal 2026 as compared to $260.5 million in the first six months of fiscal 2025.
(4)Corporate expenses, which are included within SG&A expenses discussed above, but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Six Months Ended
	December 27, 2025		December 28, 2024		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,333.9	37.3%	$1,007.5	35.0%	$326.4	32.4%
Kate Spade	21.9	3.5	95.0	13.6	(73.1)	(76.9)
Stuart Weitzman	(1.0)	(7.0)	(8.4)	(6.8)	7.4	87.9
Corporate	(310.2)	NA	(349.3)	NA	39.1	11.2
Total Tapestry	$1,044.6	24.8	$744.8	20.1	$299.8	40.2
Operating income increased $299.8 million to $1.04 billion in the first six months of fiscal 2026 as compared to $744.8 million in the first six months of fiscal 2025. Operating margin increased to 24.8% in the first six months of fiscal 2026 as compared to 20.1% in the first six months of fiscal 2025. Excluding items affecting comparability, operating income increased

$240.1 million to $1.07 billion in the first six months of fiscal 2026 from $833.6 million in the first six months of fiscal 2025. Operating margin increased 310 basis points to 25.6% in the first six months of fiscal 2026 as compared to 22.5% in the first six months of fiscal 2025, which includes a 100 basis point benefit from the divestiture of Stuart Weitzman. The remaining increase in operating margin was primarily attributed to a 50 basis point increase in gross margin and a 160 basis point decrease in SG&A as a percentage of sales.
•Coach Operating Income increased $326.4 million to $1.33 billion in the first six months of fiscal 2026. Operating margin increased to 37.3% in the first six months of fiscal 2026 as compared to 35.0% in the first six months of fiscal 2025. Excluding items affecting comparability, operating income increased $327.6 million to $1.34 billion in the first six months of fiscal 2026 from $1.01 billion in the first six months of fiscal 2025; and operating margin increased approximately 240 basis points to 37.4% in the first six months of fiscal 2026 as compared to 35.0% in the first six months of fiscal 2025. This increase in operating margin was primarily attributed to:
◦Gross margin, increased approximately 60 basis points mainly due to net pricing improvements, partially offset by the impact of higher tariffs and unfavorable currency impacts;
◦SG&A expenses as a percentage of net sales, decreased approximately 160 basis points mainly due to leverage of fixed costs on higher net sales and lower distribution costs, partially offset by higher marketing spend.
•Kate Spade Operating Income decreased $73.1 million to $21.9 million in the first six months of fiscal 2026. Operating margin decreased to 3.5% in the first six months of fiscal 2026 as compared to 13.6% in the first six months of fiscal 2025. Excluding items affecting comparability, operating income decreased $72.6 million to $22.4 million in the first six months of fiscal 2026 from $95.0 million in the first six months of fiscal 2025; and operating margin decreased approximately 1,000 basis points to 3.6% in the first six months of fiscal 2026 as compared to 13.6% in the first six months of fiscal 2025. This decrease in operating margin was primarily attributed to:
◦Gross margin, decreased 390 basis points mainly due to the impact of higher tariffs and unfavorable channel mix, partially offset by net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased approximately 620 basis points mainly driven by higher marketing spend and deleverage of fixed costs on lower net sales.
•Corporate Operating Expenses decreased 11.2% or $39.1 million to $310.2 million in the first six months of fiscal 2026. Excluding items affecting comparability, Corporate operating expenses increased $23.3 million to $283.8 million from $260.5 million in the first six months of fiscal 2025. This increase in operating expenses was primarily attributed to higher compensation costs and higher professional fees, partially offset by lower occupancy costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $120.1 million to $0.0 million in the first six months of fiscal 2026 as compared to $120.1 million in the first six months of fiscal 2025. Excluding items affecting comparability, Loss on extinguishment of debt decreased $0.7 million to $0.0 million in the first six months of fiscal 2026 as compared to $0.7 million in the first six months of fiscal 2025.
Interest Expense, net
Interest expense, net decreased $25.0 million to $30.2 million in the first six months of fiscal 2026 as compared to $55.2 million in the first six months of fiscal 2025. Excluding items affecting comparability, net interest expense increased $35.3 million to $30.3 million from interest income of $5.0 million in the first six months of fiscal 2025. This increase in Interest expense, net, was mainly due to an increase in interest expense as a result of the issuance of the 2030 and 2035 Senior Notes and lower interest income.
Other Expense (Income)
Other income decreased $0.1 million to $1.4 million in the first six months of fiscal 2026 as compared to income of $1.5 million in the first six months of fiscal 2025. Excluding items affecting comparability, Other income remained even at $1.5 million compared to the first six months of fiscal 2025.
Provision (Benefit) for Income Taxes
The effective tax rate was 17.7% in the first six months of fiscal 2026 as compared to 13.0% in the first six months of fiscal 2025. Excluding items affecting comparability, the effective tax rate was 17.5% in the first six months of fiscal 2026 as compared to 17.6% in the first six months of fiscal 2025. The decrease in effective tax rate was primarily attributable to the impact of discrete items compared to the prior year period, primarily offset by the impact of Pillar Two.

Net Income (Loss)
Net income increased 68.2% or $339.1 million to $836.1 million in the first six months of fiscal 2026 as compared to $497.0 million in the first six months of fiscal 2025. Excluding items affecting comparability, net income increased $170.0 million to $861.8 million in the first six months of fiscal 2026 from $691.8 million in the first six months of fiscal 2025.
Net Income (Loss) per Share
Net income per diluted share was $3.93 in the first six months of fiscal 2026 as compared to net income per diluted share of $2.17 in the first six months of fiscal 2025. Excluding items affecting comparability, net income per diluted share increased $1.03 to $4.05 in the first six months of fiscal 2026 from $3.02 in the first six months of fiscal 2025, primarily due to higher net income and a decrease in shares outstanding.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, interest expense, other expense (income), provision for income taxes, net income and earnings per diluted share in the second quarter and first six months of fiscal 2026 and fiscal 2025 and the reported Loss on extinguishment of debt in the second quarter and first six months of fiscal 2025, reflect certain items affecting comparability, including the impact of the Acquisition and Divestiture and Organizational Efficiency Costs. As a supplement to the Company's reported results, these measures are also reported on a non-GAAP basis to exclude the impact of these items along with a reconciliation to the most directly comparable GAAP measures.
The Company incurred Acquisition and Divestiture items which consist of non-recurring costs, related to the Stuart Weitzman Business Divestiture, inclusive of professional fees, one-time severance costs, compensation costs, operating net loss and TSA income. The Company also incurred Organizational Efficiency Costs which consist of non-recurring costs, primarily from various initiatives aimed at streamlining the organization and optimizing processes. These costs mainly include one-time technology and severance related charges.
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

FINANCIAL CONDITION
Cash Flows

	Six Months Ended
	December 27, 2025	December 28, 2024	Change
	(millions)

Net cash provided by (used in) operating activities	$1,193.7	$625.5	$568.2
Net cash provided by (used in) investing activities	25.9	979.4	(953.5)
Net cash provided by (used in) financing activities	(1,256.5)	(6,775.8)	5,519.3
Effect of exchange rate changes on cash and cash equivalents	(9.8)	12.3	(22.1)
Net increase (decrease) in cash and cash equivalents	$(46.7)	$(5,158.6)	$5,111.9
The Company’s cash and cash equivalents decreased by $46.7 million in the first six months of fiscal 2026 as compared to a decrease of $5.16 billion in the first six months of fiscal 2025, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $568.2 million primarily due to higher net income of $339.1 million, changes in operating assets and liabilities of $225.2 million, as well as higher impact of non-cash adjustments of $3.9 million.
The $225.2 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Inventory was a use of cash of $36.1 million in the first six months of fiscal 2026 compared to a use of cash of $116.7 million in the first six months of fiscal 2025, primarily driven by increased inventory purchases for Coach in the prior year to support sales growth and the strategic decision to pull forward receipts.
•Accrued liabilities were a source of cash of $63.5 million in the first six months of fiscal 2026 compared to a use of cash of $11.7 million in the first six months of fiscal 2025, primarily driven by an increase in accrued duty due to higher tariffs, increase in senior notes accrued interest due to timing of payments, partially offset by a decrease in other tax liabilities and higher Annual Incentive Plan payments compared to the prior year.
•Accounts payable were a source of cash of $109.4 million in the first six months of fiscal 2026 compared to a source of cash of $61.4 million in the first six months of fiscal 2025, primarily driven by an increase in marketing spend, timing of information technology payments and lower spending in the prior year for professional fees.
Net cash provided by (used in) investing activities
Net cash provided by investing activities in the first six months of fiscal 2026 was $25.9 million as compared to a source of cash of $979.4 million in the first six months of fiscal 2025, resulting in a $953.5 million decrease in net cash provided by investing activities.
The $25.9 million source of cash in the first six months of fiscal 2026 was primarily due to proceeds from the divestiture of the Stuart Weitzman Business of $109.6 million, partially offset by purchases of property and equipment of $76.0 million.
The $979.4 million source of cash in the first six months of fiscal 2025 was primarily due to maturities and sales of investments of $2.92 billion, partially offset by purchases of investments of $1.89 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $1.26 billion in the first six months of fiscal 2026 as compared to a use of cash of $6.78 billion in the first six months of fiscal 2025, resulting in a net decrease in use of cash for financing activities of $5.52 billion.
The $1.26 billion of cash used in the first six months of fiscal 2026 was primarily due to repurchase of common stock of $1.10 billion.
The $6.78 billion use of cash in the first six months of fiscal 2025 was primarily due to the repayment of debt of $6.86 billion, which mainly included the Capri Acquisition Senior Notes, use of cash of $2.01 billion under the Company's accelerated share repurchase program partially offset by proceeds from the issuance of debt of $2.25 billion.

Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $(9.8) million as compared to $12.3 million in the first six months of fiscal 2025.
Working Capital and Capital Expenditures
The following table presents our financial condition as of December 27, 2025 and June 28, 2025:

	December 27, 2025	June 28, 2025	Change
	(millions)
Cash and cash equivalents(1)	$1,053.3	$1,100.0	$(46.7)
Short-term investments(1)	24.4	19.6	4.8
Current debt(2)	(17.1)	(16.7)	(0.4)
Long-term debt(2)	(2,379.3)	(2,377.9)	(1.4)
Total	$(1,318.7)	$(1,275.0)	$(43.7)

(1)    As of December 27, 2025, approximately 42% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities, and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of December 27, 2025:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Amended Revolving Credit Facility and Commercial Paper Program(1)(2)	$2,000.0	$—	2,000.0
China Credit Facility(1)(3)	35.7	17.1	18.6

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
We believe that our Amended Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of December 27, 2025, there were 18 financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. As of December 27, 2025, the Company had no borrowings outstanding under the Commercial Paper Program. Refer to Note 11, "Debt" for further information.
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
Capital Expenditures
During the three and six months ended December 27, 2025, capital expenditures and cloud computing implementation costs were $54.2 million and $92.2 million, respectively. The Company expects total fiscal 2026 capital expenditures and cloud computing costs to be approximately $200.0 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
2026 Share Repurchase Program
On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"), replacing the 2022 Share Repurchase Program which had $561.7 million of remaining authorization.
During the three months ended December 27, 2025, the Company repurchased $400.0 million of common stock. During the six months ended December 27, 2025, the Company repurchased $900.0 million of common stock, $238.3 million under the 2022 Share Repurchase Program and $661.7 million under the 2026 Share Repurchase Program. As of December 27, 2025, the Company had $2.34 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2025. As of December 27, 2025, there have been no material changes to any of the critical accounting policies.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the second quarter of 2026 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the Company's purchases of shares of common stock during the second quarter of fiscal 2026 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
September 28, 2025 - November 1, 2025	1,310,847	$114.43	1,310,847	$2,588.4
November 2, 2025 - November 29, 2025	1,226,090	104.61	1,226,090	2,460.1
November 30, 2025 - December 27, 2025	1,030,781	118.10	1,030,781	2,338.4
Total	3,567,718		3,567,718

(1)    On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"). Purchases of the Company's common stock under this program were executed through open market purchases, including through purchase agreements under Rule 10b5-1.
ITEM 5. OTHER INFORMATION
During the quarter ended December 27, 2025, there was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers, except as follows:
On November 19, 2025, Joanne Crevoiserat, Chief Executive Officer and Director of Tapestry, Inc. adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 264,247 shares of Tapestry, Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on December 31, 2026, or when all shares under the plan are sold.

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
Dated: February 5, 2026