Form 10-Q
period 2026-03-28
TAPESTRY, INC.
filed 2026-05-07
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 24, 2026, the Registrant had 202,044,714 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.
INDEX

In this Form 10-Q, references to “we,” “our,” “us,” “Tapestry” and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to “Coach,” “Kate Spade” or “kate spade new york” refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "could," "if," "continue," "projection," "assumption," "should," "expect," "confidence," "goals," "trends," "anticipate," "intend," "estimate," "on track," "future," "plan," "potential," "position," "build," "fuel," "deliver," "ignite," "aim," "believe," "seek," "see," "will," "would," "uncertain," "pending," "achieve," "strategic," "growth," "forecast," "outlook," "commit," "innovation," "drive," "leverage," "generate," "effort," "Amplify strategy," "we stretch what’s possible," similar expressions, and variations or negatives of these words. They include, without limitation, statements regarding future anticipated capital expenditures. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2026	June 28, 2025
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,046.5	$1,100.0
Short-term investments	22.1	19.6
Trade accounts receivable, less allowances for credit losses of $6.2 and $5.7, respectively	305.0	239.3
Inventories	843.9	860.7
Income tax receivable	260.9	277.3
Prepaid expenses	135.2	133.8
Other current assets	103.7	98.5
Assets held for sale	—	176.4
Total current assets	2,717.3	2,905.6
Property and equipment, net of accumulated depreciation of $1,285.4 and $1,215.0, respectively	492.7	489.5
Operating lease right-of-use assets	1,384.8	1,331.0
Goodwill	960.4	983.3
Intangible assets	717.2	719.6
Deferred income taxes	31.8	33.8
Other assets	162.5	117.7
Total assets	$6,466.7	$6,580.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$499.7	$456.1
Accrued liabilities	666.0	736.9
Current portion of operating lease liabilities	310.3	299.0
Current debt	—	16.7
Liabilities held for sale	—	48.2
Total current liabilities	1,476.0	1,556.9
Long-term debt	2,377.1	2,377.9
Long-term operating lease liabilities	1,235.8	1,205.6
Deferred income taxes	204.9	79.8
Other liabilities	490.5	502.5
Total liabilities	5,784.3	5,722.7

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value per share) issued and outstanding - 202.3 million and 208.1 million shares, respectively	2.0	2.1
Additional paid-in-capital	4,085.0	3,673.7
Retained earnings (accumulated deficit)	(3,174.3)	(2,556.8)
Accumulated other comprehensive income (loss)	(230.3)	(261.2)
Total stockholders' equity	682.4	857.8
Total liabilities and stockholders' equity	$6,466.7	$6,580.5
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,920.6	$1,584.6	$6,127.6	$5,287.5
Cost of sales	444.1	378.8	1,462.2	1,313.7
Gross profit	1,476.5	1,205.8	4,665.4	3,973.8
Selling, general and administrative expenses	1,049.0	952.1	3,193.3	2,975.3
Operating income (loss)	427.5	253.7	1,472.1	998.5
Loss on extinguishment of debt	—	—	—	120.1
Interest expense, net	13.1	15.4	43.3	70.6
Other expense (income)	(1.6)	(0.8)	(3.0)	(2.3)
Income (loss) before provision for income taxes	416.0	239.1	1,431.8	810.1
Provision (benefit) for income taxes	72.2	35.8	251.9	109.8
Net income (loss)	$343.8	$203.3	$1,179.9	$700.3
Net income (loss) per share:
Basic	$1.70	$0.98	$5.76	$3.19
Diluted	$1.65	$0.95	$5.58	$3.12
Shares used in computing net income (loss) per share:
Basic	202.5	207.3	204.9	219.5
Diluted	208.3	213.9	211.3	224.8
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$343.8	$203.3	$1,179.9	$700.3
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	1.7	(21.3)	17.3	(40.1)
Unrealized gains (losses) on available-for-sale investments, net	—	—	—	0.2
Foreign currency translation adjustments	(29.3)	(2.3)	14.7	5.6
Other	(1.1)	—	(1.1)	—
Other comprehensive income (loss), net of tax	(28.7)	(23.6)	30.9	(34.3)
Comprehensive income (loss)	$315.1	$179.7	$1,210.8	$666.0
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 28, 2026	March 29, 2025
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$1,179.9	$700.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	115.6	119.8
Amortization of cloud computing arrangements	43.0	43.6
Provision for bad debt	5.1	3.0
Loss on extinguishment of debt	—	120.1
Share-based compensation	79.0	65.1
Deferred income taxes	109.2	41.7
Changes to lease related balances, net	(15.0)	(26.8)
Other non-cash charges, net	(18.3)	(34.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(81.8)	(43.8)
Inventories	16.3	(132.7)
Accounts payable	52.5	(45.6)
Accrued liabilities	(69.9)	(68.9)
Other liabilities	19.8	5.8
Other assets	20.9	22.6
Net cash provided by (used in) operating activities	1,456.3	769.8
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(9.3)	(1,886.1)
Proceeds from maturities and sales of investments	2.6	2,921.7
Purchases of property and equipment	(112.8)	(87.4)
Proceeds from sale of business, net of cash divested	109.1	—
Net cash provided by (used in) investing activities	(10.4)	948.2
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(245.6)	(226.5)
Repurchase of common stock	(1,251.9)	(1,665.3)
Share repurchase not yet settled	—	(350.0)
Proceeds from issuance of debt, net of discount	—	2,248.1
Payment of debt issuance costs	(0.5)	(13.4)
Payment of debt extinguishment costs	—	(63.5)
Repayment of debt	—	(6,859.9)
Proceeds from share-based awards	110.9	142.3
Taxes paid to net settle share-based awards	(81.2)	(35.7)
Proceeds from revolving credit facility	—	1,016.5
Repayment of revolving credit facility	(17.0)	(1,000.0)
Payments of finance lease liabilities	—	(1.0)
Net cash provided by (used in) financing activities	(1,485.3)	(6,808.4)
Effect of exchange rate changes on cash and cash equivalents	(14.1)	15.4
Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	(53.5)	(5,075.0)
Less: net increase (decrease) in cash classified within current assets held for sale	—	(29.3)
Net increase (decrease) in cash and cash equivalents	(53.5)	(5,104.3)
Cash and cash equivalents at beginning of period	1,100.0	6,142.0
Cash and cash equivalents at end of period	$1,046.5	$1,037.7
Supplemental information:
Cash paid for income taxes, net	$153.9	$151.2
Cash paid for interest	$210.3	$349.8
Noncash investing activity - property and equipment obligations	$31.5	$19.6
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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2025 ("fiscal 2025") and other filings with the SEC.
The results of operations, cash flows and comprehensive income for the nine months ended March 28, 2026 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2026 ("fiscal 2026").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2026 will end on June 27, 2026 and will be a 52-week year. Fiscal 2025, which ended on June 28, 2025, was also a 52-week year. The third quarter of fiscal 2026, which ended on March 28, 2026 and the third quarter of fiscal 2025, which ended on March 29, 2025, were both 13-week periods.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Share Repurchases
The Company accounts for stock repurchases by allocating the repurchase price to Common stock and Retained earnings (accumulated deficit). Under Maryland law, the Company's state of incorporation, there are no treasury shares. All repurchased shares are authorized but unissued shares; these shares may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. The Company accounts for the shares purchased under the share repurchase plan based on the trade date. Purchases of the Company's common stock may be executed through open market purchases including through purchase agreements under Rule 10b5-1, in privately negotiated transactions or in other transactions, including accelerated share repurchase programs. Excise tax on net share repurchases is recorded in Retained earnings (accumulated deficit) as part of Stockholders' Equity.
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of March 28, 2026 and June 28, 2025, $271.0 million and $272.8 million, respectively, were related to suppliers eligible to participate in the Company's SCF program and are presented within Accounts payable on the Condensed Consolidated Balance Sheets.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning in fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. Other than the enhanced disclosure requirements, ASU No. 2023-09 will not have an impact on the Company's consolidated financial statements.

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
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the nine months ended March 28, 2026.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended March 28, 2026
Coach	$940.5	$423.3	$209.5	$127.7	$1,701.0
Kate Spade	161.2	8.9	30.7	18.8	219.6
Stuart Weitzman	—	—	—	—	—
Total	$1,101.7	$432.2	$240.2	$146.5	$1,920.6
Three Months Ended March 29, 2025
Coach	$738.0	$258.2	$198.3	$99.0	$1,293.5
Kate Spade	180.0	10.9	33.8	20.2	244.9
Stuart Weitzman	33.7	9.8	—	2.7	46.2
Total	$951.7	$278.9	$232.1	$121.9	$1,584.6
Nine Months Ended March 28, 2026
Coach	$3,235.0	$1,016.1	$603.6	$418.5	$5,273.2
Kate Spade	650.9	28.3	89.7	70.9	839.8
Stuart Weitzman	9.4	2.1	—	3.1	14.6
Total	$3,895.3	$1,046.5	$693.3	$492.5	$6,127.6
Nine Months Ended March 29, 2025
Coach	$2,551.9	$714.8	$591.0	$315.7	$4,173.4
Kate Spade	740.7	33.4	99.1	71.3	944.5
Stuart Weitzman	120.7	37.6	0.3	11.0	169.6
Total	$3,413.3	$785.8	$690.4	$398.0	$5,287.5

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Malaysia, Australia, South Korea, Singapore, and other countries primarily within Asia.
(3)    Other sales primarily represents sales in Europe and the Middle East as well as royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of March 28, 2026 and June 28, 2025 was $48.7 million and $38.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the nine months ended March 28, 2026, net sales of $8.1 million were recognized from amounts recorded as deferred revenue as of June 28, 2025. For the nine months ended March 29, 2025, net sales of $17.8 million were recognized from amounts recorded as deferred revenue as of June 29, 2024.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
5. ACQUISITIONS AND DIVESTITURES
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for a final aggregate purchase price of $109.1 million, which included customary adjustments for net working capital and indebtedness.
As of June 28, 2025, the Company classified certain assets and liabilities related to the Company's Stuart Weitzman Business as held for sale. The Stuart Weitzman Business Divestiture did not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore did not qualify for presentation as a discontinued operation. The Stuart Weitzman Business Divestiture resulted in a final total pre-tax loss of $22.0 million, which represented the amount of the carrying value of the net assets over the amount of consideration received, less costs to sell. Of the final total pre-tax loss, $3.4 million was recorded during the nine months ended March 28, 2026 and $18.6 million was recorded during the fiscal year ended June 28, 2025.
During the three months ended March 28, 2026, the Company recognized total pre-tax income of $3.0 million related to the Stuart Weitzman Business Divestiture. During the nine months ended March 28, 2026, the Company incurred total pre-tax charges of $10.9 million primarily due to professional fees and severance costs, partially offset by income from the TSA. These items were recorded in SG&A expenses mainly within the Corporate segment on the Company's Condensed Consolidated Statements of Operations.
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
There were no expenses incurred during the three and nine months ended March 28, 2026 in conjunction with the Capri Acquisition.
During the nine months ended March 29, 2025, the Company incurred $268.4 million in pre-tax expenses primarily related to Loss on extinguishment of debt as a result of the redemption of the Capri Acquisition Senior Notes, financing-related expenses, expense reimbursement payment made to Capri and professional fees.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade(1)	Total
	(millions)
Balance at June 28, 2025	$597.5	$385.8	$983.3
Foreign exchange impact	(19.8)	(3.1)	(22.9)
Balance at March 28, 2026	$577.7	$382.7	$960.4

(1)    Amount is net of accumulated impairment charges of $244.1 million as of March 28, 2026 and June 28, 2025.
Intangible Assets
Intangible assets consist of the following:

	March 28, 2026			June 28, 2025
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$45.6	$(27.5)	$18.1	$45.6	$(25.1)	$20.5
Total intangible assets subject to amortization	45.6	(27.5)	18.1	45.6	(25.1)	20.5
Intangible assets not subject to amortization:
Trademarks and trade names(1)	699.1	—	699.1	699.1	—	699.1
Total intangible assets	$744.7	$(27.5)	$717.2	$744.7	$(25.1)	$719.6

(1)    Amount is net of accumulated impairment charges of $610.7 million as of March 28, 2026 and June 28, 2025 for Kate Spade indefinite-lived brand intangible asset.
Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended March 28, 2026 was $0.8 million and $2.4 million, respectively. Amortization expense for the Company’s definite-lived intangible assets for three and nine months ended March 29, 2025 was $1.1 million and $4.4 million, respectively.
As of March 28, 2026, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2026	$0.7
Fiscal 2027	3.0
Fiscal 2028	3.0
Fiscal 2029	3.0
Fiscal 2030	3.0
Fiscal 2031 and thereafter	5.4
Total	$18.1
The expected amortization expense above reflects remaining useful life of approximately 6.3 years for customer relationships.

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
During the three months ended March 28, 2026, the Company repurchased $149.8 million of common stock. During the nine months ended March 28, 2026, the Company repurchased $1.05 billion of common stock, $238.3 million under the 2022 Share Repurchase Program and $811.5 million under the 2026 Share Repurchase Program. As of March 28, 2026, the Company had $2.19 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2024	230.2	$2.3	$3,762.7	$(722.2)	$(145.9)	$2,896.9
Net income (loss)	—	—	—	186.6	—	186.6
Other comprehensive income (loss)	—	—	—	—	(46.5)	(46.5)
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.8	—	7.2	—	—	7.2
Share-based compensation	—	—	19.1	—	—	19.1
Dividends declared ($0.35 per share)	—	—	—	(81.4)	—	(81.4)
Balance at September 28, 2024	233.0	$2.3	$3,789.0	$(617.0)	$(192.4)	$2,981.9
Net income (loss)	—	—	—	310.4	—	310.4
Other comprehensive income (loss)	—	—	—	—	35.8	35.8
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.3	—	72.0	—	—	72.0
Share-based compensation	—	—	21.8	—	—	21.8
Repurchase of common stock, including excise tax	(28.4)	(0.2)	(400.0)	(1,612.8)	—	(2,013.0)
Dividends declared ($0.35 per share)	—	—	—	(72.4)	—	(72.4)
Balance at December 28, 2024	206.9	$2.1	$3,482.8	$(1,991.8)	$(156.6)	$1,336.5
Net income (loss)	—	—	—	203.3	—	203.3
Other comprehensive income (loss)	—	—	—	—	(23.6)	(23.6)
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	0.8	—	27.4	—	—	27.4
Share-based compensation	—	—	25.2	—	—	25.2
Repurchase of common stock, including excise tax	—	—	50.0	(52.3)	—	(2.3)
Dividends declared ($0.35 per share)	—	—	—	(72.7)	—	(72.7)
Balance at March 29, 2025	207.7	$2.1	$3,585.4	$(1,913.5)	$(180.2)	$1,493.8

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 28, 2025	208.1	$2.1	$3,673.7	$(2,556.8)	$(261.2)	$857.8
Net income (loss)	—	—	—	274.8	—	274.8
Other comprehensive income (loss)	—	—	—	—	33.1	33.1
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.3	—	(8.8)	—	—	(8.8)
Share-based compensation	—	—	24.1	—	—	24.1
Repurchase of common stock, including excise tax	(4.7)	—	300.0	(998.2)	—	(698.2)
Dividends declared ($0.40 per share)	—	—	—	(83.3)	—	(83.3)
Balance at September 27, 2025	205.7	$2.1	$3,989.0	$(3,363.5)	$(228.1)	$399.5
Net income (loss)	—	—	—	561.3	—	561.3
Other comprehensive income (loss)	—	—	—	—	26.5	26.5
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	0.6	—	19.1	—	—	19.1
Share-based compensation	—	—	29.6	—	—	29.6
Repurchase of common stock, including excise tax	(3.6)	(0.1)	—	(403.4)	—	(403.5)
Dividends declared ($0.40 per share)	—	—	—	(81.3)	—	(81.3)
Balance at December 27, 2025	202.7	$2.0	$4,037.7	$(3,286.9)	$(201.6)	$551.2
Net income (loss)	—	—	—	343.8	—	343.8
Other comprehensive income (loss)	—	—	—	—	(28.7)	(28.7)
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	0.6	—	19.4	—	—	19.4
Share-based compensation	—	—	27.9	—	—	27.9
Repurchase of common stock, including excise tax	(1.0)	—	—	(150.2)	—	(150.2)
Dividends declared ($0.40 per share)	—	—	—	(81.0)	—	(81.0)
Balance at March 28, 2026	202.3	$2.0	$4,085.0	$(3,174.3)	$(230.3)	$682.4

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment(2)	Other(3)	Total
	(millions)
Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$—	$(145.9)
Other comprehensive income (loss) before reclassifications	(7.3)	2.8	18.3	—	13.8
Less: amounts reclassified from accumulated other comprehensive income to earnings	32.8	2.6	12.7	—	48.1
Net current-period other comprehensive income (loss)	(40.1)	0.2	5.6	—	(34.3)
Balances at March 29, 2025	$17.0	$—	$(197.2)	$—	$(180.2)

Balances at June 28, 2025	$(0.1)	$—	$(261.1)	$—	$(261.2)
Other comprehensive income (loss) before reclassifications	33.9	—	23.2	(1.1)	56.0
Less: amounts reclassified from accumulated other comprehensive income to earnings	16.6	—	8.5	—	25.1
Net current-period other comprehensive income (loss)	17.3	—	14.7	(1.1)	30.9
Balances at March 28, 2026	$17.2	$—	$(246.4)	$(1.1)	$(230.3)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(1.2) million and $(0.5) million as of March 28, 2026 and March 29, 2025, respectively. The amounts reclassified from AOCI are net of tax of $(0.9) million and $(1.6) million as of March 28, 2026 and March 29, 2025, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $71.6 million, net of tax of $8.0 million as of March 28, 2026. The ending balance as of March 29, 2025 is a loss of $14.5 million, net of tax of $(1.5) million.
(3)    The ending balance of AOCI relates to excluded components of derivative instruments designated as fair value hedges. The ending balance as of March 28, 2026 is a loss of $1.1 million, net of tax of $0.4 million.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk related to its sale of inventory, cross-currency intercompany loans and payables, and the remeasurement and translation of foreign operations. The Company is also exposed to interest rate risk related to changes in the fair value of the Company's fixed-rate debt. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Each derivative instrument entered into by the Company that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. The Company does not enter into derivative transactions for speculative or trading purposes.
The Company records all derivative contracts at fair value on the Condensed Consolidated Balance Sheets on a gross basis. As a result of the use of derivative instruments, the Company may be exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings, among other factors.
The fair values of the Company’s derivative instruments are based on the forward curves of the specific indices upon which settlement is based and include an adjustment for the counterparty's or Company’s credit risk. Judgment is required of

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.
Cash Flow Hedges
The Company enters into forward foreign currency exchange contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions. This primarily includes exposure to exchange rate fluctuations in Chinese Renminbi, Japanese Yen, Canadian Dollar and Euro. The derivative instrument gains (losses) are initially deferred in accumulated other comprehensive income ("AOCI") and subsequently recognized in the Condensed Consolidated Statements of Operations within Cost of sales, when the related inventory is sold to a third-party.
If it is determined that a derivative instrument has not been highly effective or will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings. Upon discontinuance of hedge accounting, amounts previously recorded in AOCI are recognized in earnings when the related hedged item affects earnings, unless it is probable that the forecasted transaction will not occur, in which case the accumulated amount is immediately recognized in earnings.
For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of the cash flow hedging instruments in the same manner as the related item being hedged, primarily within cash from operating activities.
The Company expects that $14.9 million of net derivative gain related to inventory purchases included in AOCI at March 28, 2026 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
Net Investment Hedges
The Company enters into cross-currency swaps and forward foreign currency exchange contracts to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries, including our Euro, Japanese Yen and Chinese Renminbi denominated subsidiaries, against future volatility in the exchange rates between the United States dollar and their local currencies. The related gains (losses) are deferred within cumulative translation adjustment (“CTA”) in AOCI until the net investment is sold or liquidated, and current maturity dates range from September 2029 to November 2038.
The Company assesses net investment hedges under the spot method, resulting in cross-currency basis spread on swaps and the spot to forward rate difference on forward exchanges being excluded from the assessment of hedge effectiveness. The portion of change in fair value attributable to excluded components is recorded in AOCI and amortized to earnings within Interest expense, net.
Upon termination of derivative instruments that are designated as a net investment hedge, the changes in the fair value of the instruments recognized as a component within AOCI remain in CTA until the net investment is sold or liquidated. If it is determined that a derivative instrument has not been highly effective or will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings.
For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a net investment hedge are included within cash from investing activities, unless the derivative instrument includes an other-than-insignificant financing element, for which these cash flows are primarily classified within cash from financing activities.
Fair Value Hedges
The Company enters into cross-currency swaps to reduce its risks related to foreign exchange rate fluctuations associated with certain cross-currency intercompany loans. Changes in the fair value of the cross-currency swaps designated as fair value hedges are recognized within Other expense (income) on the Company's Condensed Consolidated Statement of Operations, which generally offset the adjustment to the carrying amount of the hedged item. The portion of the change in the fair value of designated cross-currency swap contracts attributable to the excluded component is recorded in AOCI and amortized to earnings within Other expense (income). If it is determined that a derivative instrument has not been highly effective or will continue not to be highly effective in hedging the designated exposure, any amounts associated with excluded components in AOCI would be reclassified into earnings immediately.
The Company also enters into interest rate contracts to reduce exposure to changes in the fair value of certain fixed‑rate debt resulting from fluctuations in benchmark interest rates. The gains and losses on the interest rate contracts designated as fair value hedges are recognized in the Condensed Consolidated Statements of Operations as Interest expense, net and are generally offset by corresponding changes in the fair value of the hedged liabilities. If it is determined that a derivative instrument has not been highly effective or will continue not to be highly effective in hedging the designated exposure, the hedged asset or liability

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
is no longer adjusted for changes in fair value and any basis adjustment is amortized to earnings over the remaining term of the hedged item, unless the hedged item is derecognized, in which case the basis adjustment is recognized in earnings immediately. Additionally, any amounts associated with excluded components in AOCI are reclassified into earnings in the same manner.
For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.
Undesignated Hedges
The Company also enters into forward foreign currency exchange contracts, which are not designated as hedges, to reduce its risks related to exchange rate fluctuations associated with certain cross-currency intercompany loans and payables. The changes in the fair value of these instruments are recorded through earnings within Other expense (income) on the Company's Condensed Consolidated Statement of Operations, which offset the revaluation of the hedged underlying assets and liabilities.
For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of March 28, 2026 and June 28, 2025:

	Notional Value		Derivative Assets		Derivative Liabilities
			Fair Value		Fair Value
	March 28, 2026	June 28, 2025	March 28, 2026	June 28, 2025	March 28, 2026	June 28, 2025
	(millions)
Designated as cash flow hedges
Foreign exchange risk(1)	$878.7	$735.0	$27.1	$6.5	$6.8	$7.9
Designated as net investment hedges
Foreign exchange risk(3)	1,819.6	1,690.0	49.2	15.6	218.8	263.0
Designated as fair value hedges
Foreign exchange risk(2)	103.8	—	—	—	3.2	—
Interest rate risk(2)	250.0	—	—	—	2.9	—
Undesignated hedges
Foreign exchange risk(1)	77.2	157.0	0.1	0.3	0.2	0.1
Total	$3,129.3	$2,582.0	$76.4	$22.4	$231.9	$271.0

(1)In Other Current Assets and Accrued Liabilities.
(2)In Other Assets and Other Liabilities.
(3)As of March 28, 2026, the Company recorded $7.8 million within Other Current Assets, $41.4 million within Other Assets, $1.7 million within Accrued Liabilities and $217.1 million within Other Liabilities. As of June 28, 2025, the Company recorded $15.6 million within Other Current Assets, $0.0 million within Other Assets, $6.9 million within Accrued Liabilities and $256.1 million within Other Liabilities.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide the pre-tax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of March 28, 2026 and March 29, 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Nine Months Ended
	March 28, 2026	March 29, 2025
	(millions)
Designated as cash flow hedges
Foreign exchange risk	$36.7	$(7.9)
Designated as net investment hedges
Foreign exchange risk	74.0	(16.1)
Designated as fair value hedges
Foreign exchange risk	(1.5)	—
Total	$109.2	$(24.0)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Nine Months Ended
		March 28, 2026	March 29, 2025
		(millions)
Designated as cash flow hedges
Foreign exchange risk	Cost of Sales	$17.5	$35.3
Interest rate risk	Other income (expense)	—	(0.9)
Designated as net investment hedges
Foreign exchange risk	Interest income (expense)	11.2	13.5
Total hedges		$28.7	$47.9

	Amount of Net Gain (Loss) Recognized in Income
		Nine Months Ended
	Statement of Operations Classification	March 28, 2026	March 29, 2025
		(millions)
Designated as fair value hedges
Foreign exchange risk
Derivative designated as hedging instrument	Other income (expense)	$(1.7)	$—
Amount excluded from hedge effectiveness	Other income (expense)	—	—
Interest rate risk
Hedged Item	Interest income (expense)	(2.9)	—
Derivative designated as hedging instrument	Interest income (expense)	2.9	—
Amount excluded from hedge effectiveness	Interest income (expense)	0.1	—
Designated as net investment hedges
Foreign exchange risk
Amount excluded from hedge effectiveness(1)	Interest income (expense)	22.5	23.1
Total hedges		$20.9	$23.1

(1)Includes $11.2 million attributable to excluded components recorded in AOCI and reclassified into income.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(millions, except per share data)
Net income (loss)	$343.8	$203.3	$1,179.9	$700.3

Weighted-average basic shares	202.5	207.3	204.9	219.5
Dilutive securities:
Effect of dilutive securities	5.8	6.6	6.4	5.3
Weighted-average diluted shares	208.3	213.9	211.3	224.8

Net income (loss) per share:
Basic	$1.70	$0.98	$5.76	$3.19
Diluted	$1.65	$0.95	$5.58	$3.12
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 28, 2026 and March 29, 2025, there were 0.6 million and 0.7 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2026(1)	March 29, 2025(1)	March 28, 2026(1)	March 29, 2025(1)
	(millions)
Share-based compensation expense	$27.9	$25.2	$81.6	$66.1
Income tax benefit related to share-based compensation expense	5.7	4.4	16.3	12.1

(1)During the three and nine months ended March 28, 2026, the Company incurred $0.0 million and $0.4 million, respectively, of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business as well as $0.3 million and $2.2 million, respectively, of share-based compensation expense related to its Organizational Efficiency Costs. During the three and nine months ended March 29, 2025, the Company incurred $1.0 million of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business. Refer to Note 5, "Acquisitions and Divestitures" for further information.
Stock Options
A summary of stock option activity during the nine months ended March 28, 2026 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 28, 2025	5.2
Granted	0.2
Exercised	(1.5)
Forfeited or expired	—
Outstanding at March 28, 2026	3.9
The weighted-average grant-date fair value of options granted during the nine months ended March 28, 2026 and March 29, 2025 was $36.74 and $12.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 28, 2026	March 29, 2025
Expected term (years)	5.0	4.9
Expected volatility	41.5%	40.9%
Risk-free interest rate	3.9%	3.8%
Dividend yield	1.4%	3.4%

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 28, 2026 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 28, 2025	4.5
Granted	0.9
Vested	(1.8)
Forfeited	(0.2)
Non-vested at March 28, 2026	3.4
The weighted-average grant-date fair value of share awards granted during the nine months ended March 28, 2026 and March 29, 2025 was $102.30 and $41.97, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 28, 2026 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 28, 2025	1.1
Granted	0.3
Change due to performance condition achievement	0.1
Vested	(0.5)
Forfeited	—
Non-vested at March 28, 2026	1.0
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 28, 2026 and March 29, 2025 was $112.10 and $47.14, respectively.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	March 28, 2026	June 28, 2025
	(millions)
Current Debt:
China Credit Facility(1)	$—	$16.7
Total Current Debt	$—	$16.7

Long-Term Debt:
4.125% Senior Notes due 2027	$396.6	$396.6
5.100% Senior Notes due 2030	750.0	750.0
3.050% Senior Notes due 2032	500.0	500.0
5.500% Senior Notes due 2035	750.0	750.0
Total long-term debt	$2,396.6	$2,396.6
Less: Unamortized discount and debt issuance costs on senior notes	(16.6)	(18.7)
Less: Fair value basis adjustment(2)	(2.9)	—
Total long-term debt, net	$2,377.1	$2,377.9

(1)The amount outstanding under the China Credit Facility includes the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
(2)Basis adjustment relates to the fair value hedge on a portion of the 5.500% Senior Notes due 2035. Refer to Note 8, "Derivative Instruments and Hedging Activities," for further information.
During the three and nine months ended March 28, 2026, the Company recognized interest expense on outstanding debt of $29.3 million and $90.3 million, respectively. During the three and nine months ended March 29, 2025, the Company recognized interest expense on outstanding debt of $32.8 million and $241.8 million, respectively.
During the three and nine months ended March 28, 2026, there was no Loss on extinguishment of debt recognized. During the three and nine months ended March 29, 2025, the Company recognized Loss on extinguishment of debt of $0.0 million and $120.1 million, respectively, primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the second quarter of fiscal 2025.
$2.00 Billion Revolving Credit Facility
On May 22, 2025, the Company entered into a definitive agreement to refinance and replace the Company's unsecured revolving facility dated May 11, 2022 (the "Existing Revolving Credit Facility") with a new revolving credit facility (the "Amended Revolving Credit Facility"), among the Company, as borrower, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and a syndicate of banks and financial institutions (collectively, the “Lenders”). Under the Amended Revolving Credit Facility, the Lenders have made available to the Company a $2.00 billion unsecured revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 22, 2030.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Borrowings under the Amended Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). During the second quarter of fiscal 2025, the Company executed $1.00 billion of borrowings under the Existing Revolving Credit Facility used to partially fund the share repurchases under the ASR Agreements and for general corporate purposes. Subsequently, on December 11, 2024, the Company issued $1.50 billion of senior unsecured notes (as defined below, the 2030 and 2035 Senior Notes) and the net proceeds were used in part to repay the borrowings under the Existing Revolving Credit Facility on December 11, 2024. There were no outstanding borrowings on the Amended Revolving Credit Facility as of March 28, 2026.
Term Loan Credit Agreement
During the second quarter of fiscal 2025, the Company entered into a $750.0 million senior unsecured term loan facility pursuant to the Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, and appointed BofA Securities, Inc. and Morgan Stanley Senior Lending, Inc. as joint lead arrangers and joint bookrunners. Borrowings under the Term Loan Credit Agreement were used to partially fund the share repurchases under the ASR Agreements, and for general corporate purposes. Borrowings under the Term Loan Credit Agreement bore interest at a rate per annum equal to, at the Company's option, (i) an alternate base rate or (ii) a rate based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (or any successor administrator satisfactory to the administrative agent). On November 26, 2024, the Company drew down in full the $750.0 million loan principal under the Term Loan Credit Agreement. The loan was due to mature six months after the date the loan was funded. Subsequently, the Company repaid the borrowings in two tranches with $250.0 million repaid on December 5, 2024 and $500.0 million repaid on December 11, 2024.
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
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. As of March 28, 2026, the Company had no borrowings outstanding under the Commercial Paper Program.
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $36.2 million), which includes a loan of up to RMB 85.0 million (approximately $12.3 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2.2 million) and accounts payable financing of up to RMB 150.0 million (approximately $21.7 million). Borrowings under the China Credit Facility bear interest at rates based on the People’s Bank of China Loan Prime Rate plus an applicable margin, as determined at the time of each drawdown. As of March 28, 2026, the Company had no borrowings outstanding under the China Credit Facility.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Capri Holdings Limited Acquisition Related Debt Transactions
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
Under the Amended Revolving Credit Facility, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00, which may be increased to 4.50:1.00 following the consummation of a material acquisition, subject to certain limitations set forth in the Amended Revolving Credit Facility. As of March 28, 2026, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at March 28, 2026 and June 28, 2025 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	March 28, 2026	June 28, 2025
	(millions)
4.125% Senior Notes due 2027	$394.2	$393.0
5.100% Senior Notes due 2030	753.9	756.8
3.050% Senior Notes due 2032	449.3	443.2
5.500% Senior Notes due 2035	744.8	748.2

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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 28, 2026 and June 28, 2025:

	Level 1		Level 2
	March 28, 2026	June 28, 2025	March 28, 2026	June 28, 2025
	(millions)
Assets:
Cash equivalents(1)	$210.7	$225.9	$—	$—
Short-term investments:
Other	—	—	22.1	19.6
Long-term investments:
Other	—	—	—	1.4
Derivative assets:
Inventory-related instruments(2)	—	—	27.1	6.5
Net investment hedges(2)	—	—	49.2	15.6
Intercompany loans and payables(2)	—	—	0.1	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(2)	—	—	6.8	7.9
Net investment hedges(2)	—	—	218.8	263.0
Intercompany loans and payables(2)	—	—	3.4	0.1
Interest rate hedge instruments(2)	—	—	2.9	—

(1)Cash equivalents generally consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short-term maturity, management believes that their carrying value approximates fair value.
(2)The fair value of these derivative instruments is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
Refer to Note 11, "Debt," for the fair value of the Company's outstanding debt instruments.
In addition to the assets and liabilities described above, the Company held $6.2 million of equity securities at March 28, 2026 without readily determinable fair values. As such, the Company has elected to measure these securities at cost less impairment as a practical expedient to estimating fair value, and has excluded these securities from the table above.

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
There were no impairment charges recorded during the three and nine months ended March 28, 2026. During the three and nine months ended March 29, 2025, the Company recorded $2.7 million of impairment charges to reduce the carrying amount of certain store assets within Property and equipment, net to their estimated fair values.
13. INCOME TAXES
The Company's effective tax rate for the three and nine months ended March 28, 2026 was 17.4% and 17.6%, respectively. The Company's effective tax rate for the three and nine months ended March 29, 2025 was 14.9% and 13.6%, respectively. The increase in effective tax rate for the three and nine months ended March 28, 2026 as compared to the three and nine months ended March 29, 2025 was primarily attributable to the impact of the Pillar Two Global Anti-Base Erosion Rules, the impact of discrete items compared to the prior year period and geographical mix of earnings, partially offset by the lower impact of permanent items due to higher pre-tax income.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $36.3 million and $26.5 million outstanding at March 28, 2026 and June 28, 2025, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of March 28, 2026 related to debt repayments. Refer to Note 11, "Debt," for further information.
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
Following the previously disclosed termination of the proposed Merger Agreement, dated August 10, 2023, by and among the Company, Merger Sub and Capri, pursuant to which, among other things, Merger Sub would merge with and into Capri (the "Merger") with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company ("the Capri Acquisition") two separate putative securities class actions were filed on December 23, 2024 and January 28, 2025, by plaintiff shareholders in the United States District Court for the District of Delaware against Capri and certain of its officers and against Tapestry and certain of its officers, alleging that during the respective class periods (between August 10, 2023 and October 24, 2024), Capri and Tapestry misrepresented and failed to disclose adverse facts about Capri’s business, operations, market dynamics, and the prospects for approval of the Capri Acquisition, which were known to defendants or recklessly disregarded by them. The complaints, which each allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 promulgated thereunder, seek unspecified compensatory damages, costs and expenses, and equitable relief. On July 14, 2025, the Company moved to dismiss the complaint. On March 31, 2026, the United States District Court for the District of Delaware dismissed the complaint and claims without prejudice, and on April 30, 2026, the plaintiff shareholders filed an amendment. The Company intends to vigorously defend itself in these matters.

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
As of August 4, 2025, the Company determined it has two reportable segments on a prospective basis as a result of the sale of the Stuart Weitzman Business. The Company has included the results of our disposed segment, Stuart Weitzman, below for comparability purposes. Refer to Note 5, "Acquisitions and Divestitures," for further information.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes net sales, significant expenses and operating profit (loss) of each of the Company's segments and reconciliation to the Company's Income (loss) before provision for income taxes for the three and nine months ended March 28, 2026 and March 29, 2025:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Three Months Ended March 28, 2026
Net sales	$1,701.0	$219.6	$—	$1,920.6
Cost of sales(2)	362.0	82.1	—	444.1
Selling, general and administrative expenses(2)	743.8	158.2	—	902.0
Total segment operating profit (loss):	$595.2	$(20.7)	$—	$574.5
Unallocated corporate expenses(3)				147.0
Unallocated other charges, net(4)				11.5
Income (loss) before provision for income taxes				$416.0
Three Months Ended March 29, 2025
Net sales	$1,293.5	$244.9	$46.2	$1,584.6
Cost of sales(2)	275.0	81.7	22.1	378.8
Selling, general and administrative expenses(2)	598.4	163.2	29.7	791.3
Total segment operating profit (loss):	$420.1	$—	$(5.6)	$414.5
Unallocated corporate expenses(3)				160.8
Unallocated other charges, net(4)				14.6
Income (loss) before provision for income taxes				$239.1
Nine Months Ended March 28, 2026
Net sales	$5,273.2	$839.8	$14.6	$6,127.6
Cost of sales(2)	1,139.2	316.1	6.9	1,462.2
Selling, general and administrative expenses(2)	2,204.9	522.5	8.7	2,736.1
Total segment operating profit (loss):	$1,929.1	$1.2	$(1.0)	$1,929.3
Unallocated corporate expenses(3)				457.2
Unallocated other charges, net(4)				40.3
Income (loss) before provision for income taxes				$1,431.8
Nine Months Ended March 29, 2025
Net sales	$4,173.4	$944.5	$169.6	$5,287.5
Cost of sales(2)	920.5	318.1	75.1	1,313.7
Selling, general and administrative expenses(2)	1,825.3	531.4	108.5	2,465.2
Total segment operating profit (loss):	$1,427.6	$95.0	$(14.0)	$1,508.6
Unallocated corporate expenses(3)				510.1
Unallocated other charges, net(4)				188.4
Income (loss) before provision for income taxes				$810.1

(1)    During the nine months ended March 28, 2026, Stuart Weitzman Net sales, Cost of sales and Selling, general and administrative expenses represent results for the period prior to the sale on August 4, 2025.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes depreciation and amortization expense of each of the company's segments for the three and nine months ended March 28, 2026 and March 29, 2025:

	Three Months Ended		Nine Months Ended
	March 28, 2026(3)	March 29, 2025(3)	March 28, 2026(3)	March 29, 2025(3)
	(millions)
Depreciation and amortization expense(1):
Coach	$24.5	$24.5	$69.7	$69.1
Kate Spade	6.2	7.5	19.4	22.6
Stuart Weitzman	—	1.4	0.3	5.9
Total segment depreciation and amortization expense:	30.7	33.4	89.4	97.6
Unallocated corporate(2)	10.8	8.0	32.7	25.6
Total Depreciation and amortization expense:	$41.5	$41.4	$122.1	$123.2

(1)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(2)    Unallocated corporate, which is not a reportable segment, represents certain depreciation and amortization costs that are not directly attributable to a segment.
(3)    Depreciation and amortization expense includes $0.0 million and $0.9 million of costs in connection with the sale of the Stuart Weitzman Business recorded within Unallocated corporate for the three and nine months ended March 28, 2026, respectively. Depreciation and amortization expense includes $2.1 million and $5.6 million of costs related to the Company's organizational efficiency efforts recorded within Unallocated corporate for the three and nine months ended March 28, 2026, respectively. Depreciation and amortization expense includes $2.7 million of impairment charges in connection with the sale of the Stuart Weitzman Business for the three and nine months ended March 29, 2025 of which $2.1 million was recorded within Unallocated corporate and $0.6 million was recorded within the Stuart Weitzman segment. Depreciation and amortization expense includes $0.7 million of costs related to the Company's organizational efficiency efforts recorded within Unallocated corporate for the three and nine months ended March 29, 2025.

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
•Results of Operations. An analysis of our results of operations in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 and the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025.
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

Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for a final aggregate purchase price of $109.1 million, which included customary adjustments for net working capital and indebtedness. Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture, the Company's reportable segments are Coach and Kate Spade. Refer to Note 5, "Acquisitions and Divestitures" for further information.
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
During the third quarter of fiscal 2026, the macroeconomic environment remained challenging and volatile. While certain organizations that monitor the global economy continue to forecast growth, these projections remain subject to uncertainty and have fluctuated in recent periods. The forecast is reflective of the current volatile environment, including the continuation of trade tensions, financial market volatility, inflationary pressure and the negative economic impacts of geopolitical instability in certain regions of the world.
Import Tariffs
During the second half of fiscal 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced. Additionally, during the first quarter of fiscal 2026, the President of the United States issued an executive order removing the de minimis exemption for low value shipments imported into the U.S. for all countries beginning August 29, 2025. As a result of these changes in the tariff landscape, for the three and nine months ended March 28, 2026, the Company's gross margin was negatively impacted by approximately 180 basis points and 150 basis points, respectively.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs collected under the International Emergency Economic Powers Act ("IEEPA") were invalid. The U.S. Court of International Trade subsequently ordered refunds for qualifying customs entries. Since fiscal 2025, the Company has remitted approximately $115 million related to IEEPA tariffs. Customs Border Protection has established a phased administrative process for submitting refund claims for certain IEEPA tariffs. However, the amount and timing of any recoveries remain uncertain pending confirmation of eligibility, submission, acceptance, processing and payment of claims, and certain categories of entries may be addressed in later phases. As of March 28, 2026, the Company did not record a receivable related to potential IEEPA tariff refunds. Following the Supreme Court's decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974 which became effective February 24, 2026, for a period of up to 150 days. The outlook for future trade policy remains uncertain. The Company continues to monitor these developments, assess their potential impact on its business and implement mitigation strategies where possible.
Conflict in the Middle East
The conflict in the Middle East, which began during the third quarter of fiscal 2026, has contributed to heightened geopolitical uncertainty, including impacts to global supply chains and energy prices. The Company does not have directly operated stores in the Middle East and has a minimal distributor business which was less than 1% of the Company’s total Net sales for fiscal 2025. While the Company has not experienced a material impact to its operations or financial results, the Company continues to closely monitor the situation and the potential impact it may have on consumer sentiment in the Middle East and other geographies across the globe.
Foreign Exchange Impact
In the third quarter of fiscal 2026, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, for the three months ended March 28, 2026, increased Net sales of $35.1 million and a negative impact of approximately 10 basis points to both gross margin and operating margin. For the nine months ended March 28, 2026, fluctuations in foreign currency exchange rates resulted in increased Net sales of $46.5 million and a negative impact of approximately 20 basis points to both gross margin and operating margin.
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
We continue to monitor these global economic conditions and industry trends in order to evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended June 28, 2025.

RESULTS OF OPERATIONS
THIRD QUARTER FISCAL 2026 COMPARED TO THIRD QUARTER FISCAL 2025
The following table summarizes results of operations for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions, except per share data)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Net sales	$1,920.6	100.0%	$1,584.6	100.0%	$336.0	21.2%
Gross profit	1,476.5	76.9	1,205.8	76.1	270.7	22.4
SG&A expenses	1,049.0	54.6	952.1	60.1	96.9	10.2
Operating income (loss)	427.5	22.3	253.7	16.0	173.8	68.5
Interest expense, net	13.1	0.7	15.4	1.0	(2.3)	(15.0)
Other expense (income)	(1.6)	(0.1)	(0.8)	(0.1)	(0.8)	NM
Provision (benefit) for income taxes	72.2	3.8	35.8	2.3	36.4	NM
Net income (loss)	343.8	17.9	203.3	12.8	140.5	69.1
Net income (loss) per share:
Basic	$1.70		$0.98		$0.72	73.1
Diluted	$1.65		$0.95		$0.70	73.6

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2026 and fiscal 2025 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Third Quarter Fiscal 2026 Items

	Three Months Ended March 28, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$595.2	$—	$(0.1)	$595.3
Kate Spade	(20.7)	—	—	(20.7)
Corporate	(147.0)	3.0	(5.5)	(144.5)
Operating income (loss)	$427.5	$3.0	$(5.6)	$430.1

Net income (loss)	$343.8	$2.5	$(4.7)	$346.0
Net income (loss) per diluted common share	$1.65	$0.01	$(0.02)	$1.66
In the third quarter of fiscal 2026, the Company incurred charges as follows:
•Acquisition and Divestiture - Total pre-tax income of $3.0 million related to the Stuart Weitzman Business Divestiture.
•Organizational Efficiency Costs - Total pre-tax charges of $5.6 million primarily related to technology costs.
    These actions negatively impacted operating income by $2.6 million and reduced the provision for income tax by $0.4 million resulting in a net decrease in net income of $2.2 million or $0.01 per diluted share.
Supplemental Segment Data

	Three Months Ended March 28, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$743.8	$—	$0.1	$743.7
Kate Spade	158.2	—	—	158.2
Corporate	147.0	(3.0)	5.5	144.5
SG&A expenses	$1,049.0	$(3.0)	$5.6	$1,046.4

Third Quarter Fiscal 2025 Items

	Three Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$420.1	$—	$—	$420.1
Kate Spade	—	—	(2.8)	2.8
Stuart Weitzman	(5.6)	(0.6)	—	(5.0)
Corporate	(160.8)	(18.0)	(2.2)	(140.6)
Operating income (loss)	$253.7	$(18.6)	$(5.0)	$277.3

Net income (loss)	$203.3	$(12.9)	$(3.6)	$219.8
Net income (loss) per diluted common share	$0.95	$(0.06)	$(0.02)	$1.03
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
    These actions taken together negatively impacted operating income by $23.6 million and reduced the provision for income tax by $7.1 million resulting in a net decrease in net income of $16.5 million or $0.08 per diluted share.

Supplemental Segment Data

	Three Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$598.4	$—	$—	$598.4
Kate Spade	163.2	—	2.8	160.4
Stuart Weitzman	29.7	0.6	—	29.1
Corporate	160.8	18.0	2.2	140.6
SG&A expenses	$952.1	$18.6	$5.0	$928.5

Tapestry, Inc. Summary – Third Quarter of Fiscal 2026
Currency Fluctuation Effects
The change in Net sales for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade.
Net Sales

	Three Months Ended		Variance
	March 28, 2026	March 29, 2025	Amount	%	Constant Currency Change
	(millions)
Coach	$1,701.0	$1,293.5	$407.5	31.5%	29.0%
Kate Spade	219.6	244.9	(25.3)	(10.3)	(11.3)
Stuart Weitzman	—	46.2	(46.2)	NM	NM
Total Tapestry	$1,920.6	$1,584.6	$336.0	21.2	19.0
Net sales in the third quarter of fiscal 2026 increased 21.2% or $336.0 million to $1.92 billion. Excluding the impact of the Stuart Weitzman Business and foreign currency, net sales increased by 22.6% or $347.1 million.
•Coach Net sales increased 31.5% or $407.5 million to $1.70 billion in the third quarter of fiscal 2026. Excluding the impact of foreign currency, Net sales increased 29.0% or $374.9 million. This increase in Net sales was primarily due to an increase of $322.9 million in DTC sales, mainly driven by North America, Greater China and Europe.
•Kate Spade Net sales decreased 10.3% or $25.3 million to $219.6 million in the third quarter of fiscal 2026. Excluding the impact of foreign currency, Net sales decreased 11.3% or $27.8 million. This decrease in Net sales was primarily due to a decrease of $24.3 million in DTC sales.
Gross Profit

	Three Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach	$1,339.0	78.7%	$1,018.5	78.7%	$320.5	31.5%
Kate Spade	137.5	62.6	163.2	66.7	(25.7)	(15.8)
Stuart Weitzman	—	—	24.1	52.2	(24.1)	NM
Total Tapestry	$1,476.5	76.9	$1,205.8	76.1	$270.7	22.4
Gross profit increased 22.4% or $270.7 million to $1.48 billion in the third quarter of fiscal 2026 from $1.21 billion in the third quarter of fiscal 2025. Gross margin increased 80 basis points to 76.9% in the third quarter of fiscal 2026 from 76.1% in the third quarter of fiscal 2025, which includes a 70 basis point benefit from the divestiture of Stuart Weitzman. The remaining 10 basis point increase in Gross margin was primarily attributed to net pricing improvements and favorable brand mix, substantially offset by the impact of higher tariffs. Refer to "Global Economic Conditions and Industry Trends" for further information.
The Company includes inbound product-related transportation costs from our service providers within Cost of sales. The Company, similar to some companies, includes certain transportation-related costs due to our distribution network in SG&A expenses rather than in Cost of sales; for this reason, our gross margins may not be comparable to those of entities that include all costs related to their distribution network in Cost of sales.

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach(1)	$743.8	43.7%	$598.4	46.3%	$145.4	24.3%
Kate Spade(2)	158.2	72.0	163.2	66.7	(5.0)	(3.1)
Stuart Weitzman	—	—	29.7	64.3	(29.7)	NM
Corporate(3)(4)	147.0	NA	160.8	NA	(13.8)	(8.6)
Total Tapestry	$1,049.0	54.6	$952.1	60.1	$96.9	10.2
SG&A expenses increased 10.2% or $96.9 million to $1.05 billion in the third quarter of fiscal 2026 as compared to $952.1 million in the third quarter of fiscal 2025. As a percentage of net sales, SG&A expenses decreased to 54.6% during the third quarter of fiscal 2026 from 60.1% during the third quarter of fiscal 2025. Excluding items affecting comparability in the third quarter of fiscal 2026, SG&A expenses increased 12.7% or $117.9 million to $1.05 billion from $928.5 million in the third quarter of fiscal 2025. SG&A as a percentage of net sales decreased 410 basis points to 54.5% compared to 58.6% during the third quarter of fiscal 2025, which includes a 10 basis point benefit from the divestiture of Stuart Weitzman. The remaining 400 basis point decrease in SG&A as a percentage of net sales was primarily due to leverage of fixed costs on higher net sales, partially offset by higher marketing spend.
(1)Excluding items affecting comparability, SG&A expenses increased 24.3% or $145.3 million to $743.7 million in the third quarter of fiscal 2026 as compared to $598.4 million in the third quarter of fiscal 2025. SG&A as a percentage of net sales decreased approximately 260 basis points to 43.7% in the third quarter of fiscal 2026 as compared to 46.3% in the third quarter of fiscal 2025.
(2)Excluding items affecting comparability, SG&A expenses decreased 1.4% or $2.2 million to $158.2 million in the third quarter of fiscal 2026 as compared to $160.4 million in the third quarter of fiscal 2025. SG&A as a percentage of net sales increased 650 basis points to 72.0% in the third quarter of fiscal 2026 as compared to 65.5% in the third quarter of fiscal 2025.
(3)Excluding items affecting comparability, SG&A expenses increased 2.9% or $3.9 million to $144.5 million in the third quarter of fiscal 2026 as compared to $140.6 million in the third quarter of fiscal 2025.
(4)Corporate expenses, which are included within SG&A expenses discussed above, but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$595.2	35.0%	$420.1	32.4%	$175.1	41.7%
Kate Spade	(20.7)	(9.4)	—	—	(20.7)	NM
Stuart Weitzman	—	—	(5.6)	(12.1)	5.6	NM
Corporate	(147.0)	NA	(160.8)	NA	13.8	8.6
Total Tapestry	$427.5	22.3	$253.7	16.0	$173.8	68.5
Operating income increased $173.8 million to $427.5 million in the third quarter of fiscal 2026 as compared to $253.7 million in the third quarter of fiscal 2025. Operating margin increased to 22.3% in the third quarter of fiscal 2026 as compared to 16.0% in the third quarter of fiscal 2025. Excluding items affecting comparability, operating income increased $152.8 million to $430.1 million in the third quarter of fiscal 2026 from $277.3 million in the third quarter of fiscal 2025. Operating margin increased 490 basis points to 22.4% in the third quarter of fiscal 2026 as compared to 17.5% in the third quarter of fiscal 2025, which includes an 80 basis point benefit from the divestiture of Stuart Weitzman. The remaining increase in operating margin was primarily attributed to a 10 basis point increase in Gross margin and a 400 basis point decrease in SG&A as a percentage of sales.
•Coach Operating Income increased $175.1 million to $595.2 million in the third quarter of fiscal 2026. Operating margin increased approximately 260 basis points to 35.0% in the third quarter of fiscal 2026 as compared to 32.4% in the third quarter of fiscal 2025. Excluding items affecting comparability, operating income increased $175.2 million to $595.3 million in the third quarter of fiscal 2026 from $420.1 million in the third quarter of fiscal 2025; and operating margin increased approximately 260 basis points to 35.0% in the third quarter of fiscal 2026 as compared to 32.4% in the third quarter of fiscal 2025. This increase in operating margin was primarily attributed to:
◦Gross margin, remained even mainly due to net pricing improvements, offset by the impact of higher tariffs;
◦SG&A expenses as a percentage of net sales, decreased approximately 260 basis points mainly due to leverage of fixed costs on higher net sales, partially offset by higher marketing spend.
•Kate Spade Operating Loss increased $20.7 million to a loss of $20.7 million in the third quarter of fiscal 2026. Operating margin decreased to (9.4)% in the third quarter of fiscal 2026 as compared to 0.0% in the third quarter of fiscal 2025. Excluding items affecting comparability, operating loss increased $23.5 million to a loss of $20.7 million in the third quarter of fiscal 2026 from Operating income of $2.8 million in the third quarter of fiscal 2025; and operating margin decreased to (9.4)% in the third quarter of fiscal 2026 as compared to 1.2% in the third quarter of fiscal 2025. This decrease in operating margin was primarily attributed to:
◦Gross margin, decreased 410 basis points mainly due to the impact of higher tariffs and unfavorable channel mix, partially offset by net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 650 basis points mainly driven by higher marketing spend and deleverage of fixed costs on lower net sales.
•Corporate Operating Expenses decreased 8.6% or $13.8 million to $147.0 million in the third quarter of fiscal 2026. Excluding items affecting comparability, Corporate operating expenses increased $3.9 million to $144.5 million from $140.6 million in the third quarter of fiscal 2025.
Interest Expense, net
Net interest expense decreased $2.3 million to $13.1 million in the third quarter of fiscal 2026 as compared to $15.4 million in the third quarter of fiscal 2025. This decrease in Interest expense, net, was mainly due to lower bond interest expense on senior notes, partially offset by lower interest income.
Other Expense (Income)
Other income increased $0.8 million to $1.6 million in the third quarter of fiscal 2026 as compared to Other income of $0.8 million in the third quarter of fiscal 2025. This increase in Other income was related to an increase in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 17.4% in the third quarter of fiscal 2026 as compared to 14.9% in the third quarter of fiscal 2025. Excluding items affecting comparability, the effective tax rate was 17.4% in the third quarter of fiscal 2026 as compared to 16.4% in the third quarter of fiscal 2025. The increase in effective tax rate was primarily attributable to the impact of Pillar Two, partially offset by the geographical mix of earnings.
Net Income (Loss)
Net income increased 69.1% or $140.5 million to $343.8 million in the third quarter of fiscal 2026 as compared to $203.3 million in the third quarter of fiscal 2025. Excluding items affecting comparability, net income increased $126.2 million to $346.0 million in the third quarter of fiscal 2026 from $219.8 million in the third quarter of fiscal 2025.
Net Income (Loss) per Share
Net income per diluted share was $1.65 in the third quarter of fiscal 2026 as compared to net income per diluted share of $0.95 in the third quarter of fiscal 2025. Excluding items affecting comparability, net income per diluted share increased $0.63 to $1.66 in the third quarter of fiscal 2026 from $1.03 in the third quarter of fiscal 2025, primarily due to higher net income.

FIRST NINE MONTHS FISCAL 2026 COMPARED TO FIRST NINE MONTHS FISCAL 2025
The following table summarizes results of operations for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$6,127.6	100.0%	$5,287.5	100.0%	$840.1	15.9%
Gross profit	4,665.4	76.1	3,973.8	75.2	691.6	17.4
SG&A expenses	3,193.3	52.1	2,975.3	56.3	218.0	7.3
Operating income (loss)	1,472.1	24.0	998.5	18.9	473.6	47.4
Loss on extinguishment of debt	—	—	120.1	2.3	(120.1)	NM
Interest expense, net	43.3	0.7	70.6	1.3	(27.3)	(38.7)
Other expense (income)	(3.0)	—	(2.3)	—	(0.7)	(28.7)
Provision (benefit) for income taxes	251.9	4.1	109.8	2.1	142.1	NM
Net income (loss)	1,179.9	19.3	700.3	13.2	479.6	68.5
Net income (loss) per share:
Basic	$5.76		$3.19		$2.57	80.5
Diluted	$5.58		$3.12		$2.46	79.3

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2026 and fiscal 2025 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade. For the first nine months of fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $14.6 million, Gross profit was $7.7 million and SG&A expenses were $8.7 million resulting in an Operating loss of $1.0 million. These results were considered as items affecting comparability in the first nine months of fiscal 2026. For the first nine months of fiscal 2025, Stuart Weitzman Net sales were $169.6 million, Gross profit was $94.5 million and SG&A expenses were $108.5 million resulting in an Operating loss of $14.0 million. Excluding items affecting comparability, Stuart Weitzman Net sales were $169.6 million, Gross profit was $94.5 million and SG&A expenses were $107.9 million resulting in an Operating loss of $13.4 million in the first nine months of fiscal 2025.
First Nine Months of Fiscal 2026 Items

	Nine Months Ended March 28, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,929.1	$—	$(1.3)	$1,930.4
Kate Spade	1.2	—	(0.5)	1.7
Stuart Weitzman	(1.0)	(1.0)	—	—
Corporate	(457.2)	(9.9)	(19.0)	(428.3)
Operating income (loss)	$1,472.1	$(10.9)	$(20.8)	$1,503.8

Net income (loss)	$1,179.9	$(10.1)	$(17.8)	$1,207.8
Net income (loss) per diluted common share	$5.58	$(0.05)	$(0.09)	$5.72
In the first nine months of fiscal 2026, the Company incurred charges as follows:
•Acquisition and Divestiture - Total pre-tax charges of $10.9 million related to the Stuart Weitzman Business Divestiture primarily due to professional fees and severance costs, partially offset by income from the TSA.
•Organizational Efficiency Costs - Total pre-tax charges of $20.8 million primarily related to technology costs and severance costs.
    These actions taken together negatively impacted operating income by $31.7 million and reduced the provision for income tax by $3.8 million resulting in a net decrease in net income of $27.9 million or $0.14 per diluted share.
Supplemental Segment Data

	Nine Months Ended March 28, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$2,204.9	$—	$1.3	$2,203.6
Kate Spade	522.5	—	0.5	522.0
Stuart Weitzman	8.7	8.7	—	—
Corporate	457.2	9.9	19.0	428.3
SG&A expenses	$3,193.3	$18.6	$20.8	$3,153.9

First Nine Months of Fiscal 2025 Items

	Nine Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,427.6	$—	$—	$1,427.6
Kate Spade	95.0	—	(2.8)	97.8
Stuart Weitzman	(14.0)	(0.6)	—	(13.4)
Corporate	(510.1)	(106.8)	(2.2)	(401.1)
Operating income (loss)	$998.5	$(107.4)	$(5.0)	$1,110.9

Net income (loss)	$700.3	$(207.7)	$(3.6)	$911.6
Net income (loss) per diluted common share	$3.12	$(0.91)	$(0.02)	$4.05
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
    These actions taken together negatively impacted operating income by $112.4 million, increased Loss on extinguishment of debt by $119.4 million, increased interest expense by $60.2 million and reduced the provision for income tax by $80.7 million resulting in a net decrease in net income of $211.3 million or $0.93 per diluted share.
Supplemental Segment Data

	Nine Months Ended March 29, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$1,825.3	$—	$—	$1,825.3
Kate Spade	531.4	—	2.8	528.6
Stuart Weitzman	108.5	0.6	—	107.9
Corporate	510.1	106.8	2.2	401.1
SG&A expenses	$2,975.3	$107.4	$5.0	$2,862.9

Tapestry, Inc. Summary – First Nine Months of Fiscal 2026
Currency Fluctuation Effects
The change in net sales and gross margin for the first nine months of fiscal 2026 compared to fiscal 2025 has been presented both including and excluding currency fluctuation effects.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade. For the first nine months of fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $14.6 million, Gross profit was $7.7 million and SG&A expenses were $8.7 million resulting in an Operating loss of $1.0 million. These results were considered as items affecting comparability in the first nine months of fiscal 2026. For the first nine months of fiscal 2025, Stuart Weitzman Net sales were $169.6 million, Gross profit was $94.5 million and SG&A expenses were $108.5 million resulting in an Operating loss of $14.0 million. Excluding items affecting comparability, Stuart Weitzman Net sales were $169.6 million, Gross profit was $94.5 million and SG&A expenses were $107.9 million resulting in an Operating loss of $13.4 million in the first nine months of fiscal 2025.
Net Sales

	Nine Months Ended		Variance
	March 28, 2026	March 29, 2025	Amount	%	Constant Currency Change
	(millions)
Coach	$5,273.2	$4,173.4	$1,099.8	26.4%	25.3%
Kate Spade	839.8	944.5	(104.7)	(11.1)	(11.5)
Stuart Weitzman	14.6	169.6	(155.0)	(91.4)	(91.4)
Total Tapestry	$6,127.6	$5,287.5	$840.1	15.9	15.0
Net sales in the first nine months of fiscal 2026 increased 15.9% or $840.1 million to $6.13 billion. Excluding the impact of the Stuart Weitzman Business and foreign currency, net sales increased by 18.5% or $948.6 million.
•Coach Net Sales increased 26.4% or $1.10 billion to $5.27 billion in the first nine months of fiscal 2026. Excluding the impact of foreign currency, net sales increased 25.3% or $1.06 billion. This increase in Net sales was primarily due to an increase of $919.2 million in DTC sales, mainly driven by North America, Greater China and Europe.
•Kate Spade Net Sales decreased 11.1% or $104.7 million to $839.8 million in the first nine months of fiscal 2026. Excluding the impact of foreign currency, net sales decreased 11.5% or $108.6 million. This decrease in Net sales was primarily due to a decrease of $106.4 million in DTC sales.
Gross Profit

	Nine Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$4,134.0	78.4%	$3,252.9	77.9%	$881.1	27.1%
Kate Spade	523.7	62.4	626.4	66.3	(102.7)	(16.4)
Stuart Weitzman	7.7	52.3	94.5	55.7	(86.8)	(91.9)
Total Tapestry	$4,665.4	76.1	$3,973.8	75.2	$691.6	17.4
Gross profit increased 17.4% or $691.6 million to $4.67 billion in the first nine months of fiscal 2026 from $3.97 billion in the first nine months of fiscal 2025. Gross margin increased 90 basis points to 76.1% in the first nine months of fiscal 2026 from 75.2% in the first nine months of fiscal 2025. Excluding items affecting comparability, gross margin increased 100 basis points to 76.2% in the first nine months of fiscal 2026 from 75.2% in the first nine months of fiscal 2025, which includes a 60 basis point benefit from the divestiture of Stuart Weitzman. The remaining 40 basis point increase in gross margin was primarily attributed to net pricing improvements and favorable brand mix, partially offset by the impact of higher tariffs. Refer to "Global Economic Conditions and Industry Trends" for further information.

The Company includes inbound product-related transportation costs from our service providers within Cost of sales. The Company, similar to some companies, includes certain transportation-related costs due to our distribution network in SG&A expenses rather than in Cost of sales; for this reason, our gross margins may not be comparable to those of entities that include all costs related to their distribution network in Cost of sales.
Selling, General and Administrative Expenses

	Nine Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach(1)	$2,204.9	41.8%	$1,825.3	43.6%	$379.6	20.8%
Kate Spade(2)	522.5	62.2	531.4	56.3	(8.9)	(1.7)
Stuart Weitzman	8.7	59.3	108.5	64.0	(99.8)	(92.0)
Corporate(3)(4)	457.2	NA	510.1	NA	(52.9)	(10.4)
Total Tapestry	$3,193.3	52.1	$2,975.3	56.3	$218.0	7.3
SG&A expenses increased 7.3% or $218.0 million to $3.19 billion in the first nine months of fiscal 2026 as compared to $2.98 billion in the first nine months of fiscal 2025. As a percentage of net sales, SG&A expenses decreased to 52.1% during the first nine months of fiscal 2026 from 56.3% during the first nine months of fiscal 2025. Excluding items affecting comparability in the first nine months of fiscal 2026, SG&A expenses increased 10.2% or $291.0 million to $3.15 billion from $2.86 billion in the first nine months of fiscal 2025. SG&A as a percentage of net sales decreased approximately 250 basis points to 51.6% compared to 54.1% during the first nine months of fiscal 2025, which includes a 30 basis point benefit from the divestiture of Stuart Weitzman. The remaining 220 basis point decrease in SG&A as a percentage of net sales was primarily due to leverage of fixed costs on higher net sales and lower distribution costs, partially offset by higher marketing spend.
(1)Excluding items affecting comparability, SG&A expenses increased 20.7% or $378.3 million to $2.20 billion in the first nine months of fiscal 2026 as compared to $1.83 billion in the first nine months of fiscal 2025. SG&A as a percentage of net sales decreased approximately 180 basis points to 41.8% in the first nine months of fiscal 2026 as compared to 43.6% in the first nine months of fiscal 2025.
(2)Excluding items affecting comparability, SG&A expenses decreased 1.2% or $6.6 million to $522.0 million in the first nine months of fiscal 2026 as compared to $528.6 million in the first nine months of fiscal 2025. SG&A as a percentage of net sales increased 620 basis points to 62.2% in the first nine months of fiscal 2026 as compared to 56.0% in the first nine months of fiscal 2025.
(3)Excluding items affecting comparability, SG&A expenses increased 6.8% or $27.2 million to $428.3 million in the first nine months of fiscal 2026 as compared to $401.1 million in the first nine months of fiscal 2025.
(4)Corporate expenses, which are included within SG&A expenses discussed above, but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Nine Months Ended
	March 28, 2026		March 29, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,929.1	36.6%	$1,427.6	34.3%	$501.5	35.1%
Kate Spade	1.2	0.1	95.0	10.1	(93.8)	(98.7)
Stuart Weitzman	(1.0)	(7.0)	(14.0)	(8.2)	13.0	92.7
Corporate	(457.2)	NA	(510.1)	NA	52.9	10.4
Total Tapestry	$1,472.1	24.0	$998.5	18.9	$473.6	47.4
Operating income increased $473.6 million to $1.47 billion in the first nine months of fiscal 2026 as compared to $1.00 billion in the first nine months of fiscal 2025. Operating margin increased to 24.0% in the first nine months of fiscal 2026 as compared to 18.9% in the first nine months of fiscal 2025. Excluding items affecting comparability, operating income increased

$392.9 million to $1.50 billion in the first nine months of fiscal 2026 from $1.11 billion in the first nine months of fiscal 2025. Operating margin increased approximately 360 basis points to 24.6% in the first nine months of fiscal 2026 as compared to 21.0% in the first nine months of fiscal 2025, which includes a 90 basis point benefit from the divestiture of Stuart Weitzman. The remaining increase in operating margin was primarily attributed to a 40 basis point increase in gross margin and a 220 basis point decrease in SG&A as a percentage of sales.
•Coach Operating Income increased $501.5 million to $1.93 billion in the first nine months of fiscal 2026. Operating margin increased to 36.6% in the first nine months of fiscal 2026 as compared to 34.3% in the first nine months of fiscal 2025. Excluding items affecting comparability, operating income increased $502.8 million to $1.93 billion in the first nine months of fiscal 2026 from $1.43 billion in the first nine months of fiscal 2025; and operating margin increased approximately 230 basis points to 36.6% in the first nine months of fiscal 2026 as compared to 34.3% in the first nine months of fiscal 2025. This increase in operating margin was primarily attributed to:
◦Gross margin, increased 50 basis points mainly due to net pricing improvements, partially offset by the impact of higher tariffs;
◦SG&A expenses as a percentage of net sales, decreased approximately 180 basis points mainly due to leverage of fixed costs on higher net sales and lower distribution costs, partially offset by higher marketing spend.
•Kate Spade Operating Income decreased $93.8 million to $1.2 million in the first nine months of fiscal 2026. Operating margin decreased to 0.1% in the first nine months of fiscal 2026 as compared to 10.1% in the first nine months of fiscal 2025. Excluding items affecting comparability, operating income decreased $96.1 million to $1.7 million in the first nine months of fiscal 2026 from $97.8 million in the first nine months of fiscal 2025; and operating margin decreased to 0.2% in the first nine months of fiscal 2026 as compared to 10.3% in the first nine months of fiscal 2025. This decrease in operating margin was primarily attributed to:
◦Gross margin, decreased approximately 390 basis points mainly due to the impact of higher tariffs and unfavorable channel mix, partially offset by net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 620 basis points mainly driven by higher marketing spend and deleverage of fixed costs on lower net sales.
•Corporate Operating Expenses decreased 10.4% or $52.9 million to $457.2 million in the first nine months of fiscal 2026. Excluding items affecting comparability, Corporate operating expenses increased $27.2 million to $428.3 million from $401.1 million in the first nine months of fiscal 2025. This increase in operating expenses was attributed to an increase in SG&A expenses primarily due to higher compensation costs, higher professional fees and higher information technology costs, partially offset by lower occupancy costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $120.1 million to $0.0 million in the first nine months of fiscal 2026 as compared to $120.1 million in the first nine months of fiscal 2025. Excluding items affecting comparability, Loss on extinguishment of debt decreased $0.7 million to $0.0 million in the first nine months of fiscal 2026 as compared to $0.7 million in the first nine months of fiscal 2025.
Interest Expense, net
Interest expense, net decreased $27.3 million to $43.3 million in the first nine months of fiscal 2026 as compared to $70.6 million in the first nine months of fiscal 2025. Excluding items affecting comparability, net interest expense increased $33.0 million to $43.4 million from $10.4 million in the first nine months of fiscal 2025. This increase in Interest expense, net, was mainly due to an increase in bond interest expense as a result of the issuance of the 2030 and 2035 Senior Notes and lower interest income.
Other Expense (Income)
Other income increased $0.7 million to $3.0 million in the first nine months of fiscal 2026 as compared to $2.3 million in the first nine months of fiscal 2025. Excluding items affecting comparability, Other income increased $0.8 million to $3.1 million in the first nine months of fiscal 2026 as compared to $2.3 million in the first nine months of fiscal 2025. This increase in Other income was related to an increase in foreign exchange gains.

Provision (Benefit) for Income Taxes
The effective tax rate was 17.6% in the first nine months of fiscal 2026 as compared to 13.6% in the first nine months of fiscal 2025. Excluding items affecting comparability, the effective tax rate was 17.5% in the first nine months of fiscal 2026 as compared to 17.3% in the first nine months of fiscal 2025. The increase in effective tax rate was primarily attributable to the impact of Pillar Two, partially offset by the geographical mix of earnings and the lower impact of permanent items due to higher pre-tax income.
Net Income (Loss)
Net income increased 68.5% or $479.6 million to $1.18 billion in the first nine months of fiscal 2026 as compared to $700.3 million in the first nine months of fiscal 2025. Excluding items affecting comparability, net income increased $296.2 million to $1.21 billion in the first nine months of fiscal 2026 from $911.6 million in the first nine months of fiscal 2025.
Net Income (Loss) per Share
Net income per diluted share was $5.58 in the first nine months of fiscal 2026 as compared to net income per diluted share of $3.12 in the first nine months of fiscal 2025. Excluding items affecting comparability, net income per diluted share increased $1.67 to $5.72 in the first nine months of fiscal 2026 from $4.05 in the first nine months of fiscal 2025, primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The Company presents certain non-GAAP measures, including segment operating income (loss), segment SG&A expenses, SG&A expense ratio, operating margin, Operating Income (loss), Loss on extinguishment of debt, Interest expense, Other expense (income), Provision for income taxes, Net income (loss) and Net Income (loss) per diluted common share, which exclude items affecting comparability such as Acquisition and Divestiture costs and Organizational Efficiency costs, as applicable. Reconciliations between the non-GAAP measure and the most directly comparable GAAP measure are included in the Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section where applicable.
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

FINANCIAL CONDITION
Cash Flows

	Nine Months Ended
	March 28, 2026	March 29, 2025	Change
	(millions)

Net cash provided by (used in) operating activities	$1,456.3	$769.8	$686.5
Net cash provided by (used in) investing activities	(10.4)	948.2	(958.6)
Net cash provided by (used in) financing activities	(1,485.3)	(6,808.4)	5,323.1
Effect of exchange rate changes on cash and cash equivalents	(14.1)	15.4	(29.5)
Net increase (decrease) in cash and cash equivalents	$(53.5)	$(5,075.0)	$5,021.5
The Company’s cash and cash equivalents decreased by $53.5 million in the first nine months of fiscal 2026 as compared to a decrease of $5.08 billion in the first nine months of fiscal 2025, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $686.5 million primarily due to higher net income of $479.6 million, changes in operating assets and liabilities of $220.4 million, as well as lower impact of non-cash adjustments of $13.5 million.
The $220.4 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Inventory was a source of cash of $16.3 million in the first nine months of fiscal 2026 compared to a use of cash of $132.7 million in the first nine months of fiscal 2025, primarily driven by increased inventory purchases for Coach in the prior year to support sales growth and the strategic decision to pull forward receipts.
•Accounts payable were a source of cash of $52.5 million in the first nine months of fiscal 2026 compared to a use of cash of $45.6 million in the first nine months of fiscal 2025, primarily driven by timing of payments compared to the prior year and lower spending in the prior year for professional fees.
•Accounts receivable were a use of cash of $81.8 million in the first nine months of fiscal 2026 compared to a use of cash of $43.8 million in the first nine months of fiscal 2025, primarily driven by an increase in sales at Coach.
Net cash provided by (used in) investing activities
Net cash used in investing activities in the first nine months of fiscal 2026 was $10.4 million as compared to a source of cash of $948.2 million in the first nine months of fiscal 2025, resulting in a $958.6 million decrease in net cash provided by investing activities.
The $10.4 million use of cash in the first nine months of fiscal 2026 was primarily due to purchases of property and equipment of $112.8 million and purchases of investments of $9.3 million, partially offset by proceeds from the divestiture of the Stuart Weitzman Business of $109.1 million.
The $948.2 million source of cash in the first nine months of fiscal 2025 was primarily due to proceeds from maturities and sales of investments of $2.92 billion, partially offset by purchases of investments of $1.89 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $1.49 billion in the first nine months of fiscal 2026 as compared to a use of cash of $6.81 billion in the first nine months of fiscal 2025, resulting in a net decrease in use of cash for financing activities of $5.32 billion.
The $1.49 billion of cash used in the first nine months of fiscal 2026 was primarily due to repurchase of common stock of $1.25 billion.
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
Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $(14.1) million as compared to $15.4 million in the first nine months of fiscal 2025.

Working Capital and Capital Expenditures
The following table presents our financial condition as of March 28, 2026 and June 28, 2025:

	March 28, 2026	June 28, 2025	Change
	(millions)
Cash and cash equivalents(1)	$1,046.5	$1,100.0	$(53.5)
Short-term investments(1)	22.1	19.6	2.5
Current debt(2)	—	(16.7)	16.7
Long-term debt(2)	(2,377.1)	(2,377.9)	0.8
Total	$(1,308.5)	$(1,275.0)	$(33.5)

(1)    As of March 28, 2026, approximately 72% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities, and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of March 28, 2026:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Amended Revolving Credit Facility and Commercial Paper Program(1)(2)	$2,000.0	$—	$2,000.0
China Credit Facility(1)(3)	36.2	—	36.2

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
We believe that our Amended Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of March 28, 2026, there were 18 financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
We have the ability to draw on our credit facilities or access other financing options available to us in the credit and capital markets for, among other things, acquisition or integration-related costs, our restructuring initiatives, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
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

Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. As of March 28, 2026, the Company had no borrowings outstanding under the Commercial Paper Program. Refer to Note 11, "Debt" for further information.
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a Purchase Agreement to sell the Stuart Weitzman Business for a final aggregate purchase price of $109.1 million, which included customary adjustments for net working capital and indebtedness. The sale was completed on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures" for further information.
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
Capital Expenditures
During the three and nine months ended March 28, 2026, capital expenditures and cloud computing implementation costs were $50.4 million and $142.6 million, respectively. The Company expects total fiscal 2026 capital expenditures and cloud computing costs to be approximately $200 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
2026 Share Repurchase Program
On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"), replacing the 2022 Share Repurchase Program which had $561.7 million of remaining authorization.
During the three months ended March 28, 2026, the Company repurchased $149.8 million of common stock. During the nine months ended March 28, 2026, the Company repurchased $1.05 billion of common stock, $238.3 million under the 2022 Share Repurchase Program and $811.5 million under the 2026 Share Repurchase Program. As of March 28, 2026, the Company had $2.19 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2025. As of March 28, 2026, there have been no material changes to any of the critical accounting policies.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2026 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the Company's purchases of shares of common stock during the third quarter of fiscal 2026 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
December 28, 2025 - January 31, 2026	381,514	$131.06	381,514	$2,288.4
February 1, 2026 - February 28, 2026	258,956	154.47	258,956	2,248.4
March 1, 2026 - March 28, 2026	410,297	145.63	410,297	2,188.6
Total	1,050,767		1,050,767

(1)    On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"). Purchases of the Company's common stock under this program were executed through open market purchases, including through purchase agreements under Rule 10b5-1.
ITEM 5. OTHER INFORMATION
During the quarter ended March 28, 2026, there was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers.
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
Dated: May 7, 2026