Form 10-K
period 2026-06-27
TAPESTRY, INC.
filed 2026-08-13
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 26, 2025 (the last business day of the most recently completed second fiscal quarter) was approximately $26.53 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and executive officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On July 31, 2026, the Registrant had 199,391,678 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2026 Annual Meeting of Stockholders	Part III, Items 10 – 14

TAPESTRY, INC.
i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "could," "if," "continue," "projection," "assumption," "should," "expect," "goal," “target,” "trend," "anticipate," "intend," "estimate," "future," "plan," "potential," "position," "build," "fuel," "deliver," "ignite," "aim," "believe," "seek," "will," "would," "uncertain," "achieve," "growth," "forecast," "outlook," "commit," "innovation," "drive," "leverage," "generate," “lead,” “sustain,” “accelerate,” “future-proof,” "Amplify," “2028 growth strategy,” "we stretch what’s possible," similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include, but are not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) the impact of international trade disputes and the risks associated with potential changes to international trade and policy agreements, including the imposition or threat of imposition of new or increased tariffs or retaliatory tariffs implemented by countries where our manufacturers are located as well as the imposition of additional duties on the products we import; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to anticipate consumer preferences, retain the value of our brands and respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) the impact of tax and other legislation; (vi) the ability to successfully implement the initiatives under our Amplify growth strategy; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to successfully identify and implement any sales, acquisitions or strategic transactions on attractive terms or at all; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (x) our ability to control costs; (xi) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xii) the risks associated with cyber security threats, privacy or data security breaches, and the development, use, governance and regulation of artificial intelligence technologies; (xiii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiv) the risks associated with climate change and other corporate responsibility issues; (xv) our ability to protect against infringement of our trademarks and other proprietary rights; (xvi) the impact of pending and potential future legal proceedings and (xvii) such other risk factors as set forth in Part I, Item 1A. "Risk Factors" and elsewhere in this report. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of June 27, 2026 ("fiscal 2026"). References to "Coach," "Kate Spade," or "kate spade new york" refer only to the referenced brand. Fiscal 2026 was a 52-week period, the fiscal year ended June 28, 2025 ("fiscal 2025") was a 52-week period, and the fiscal year ended June 29, 2024 ("fiscal 2024") was a 52-week period.
PART I
ITEM 1. BUSINESS
Tapestry, Inc. (the "Company") is a global house of iconic accessories and lifestyle brands uniting the magic of Coach and kate spade new york. Together, we stretch what’s possible – advancing brands further than they could go alone, expanding their reach to new geographies and generations. Inspired by our consumers, we create experiences and products that build lasting brand love and elevate everyday life.
OUR BRANDS
The Company has two reportable segments:
•Coach - Coach is a global fashion house of accessories and lifestyle collections, founded in New York City in 1941. Inspired by the vision of Expressive Luxury and the inclusive and courageous spirit of its hometown, the brand makes beautiful things, crafted to last – for you to be yourself in. Coach has built a legacy of craftsmanship and a community that champions the courage to be real. Coach includes global sales of primarily Coach brand products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses. This segment represented 86.4% of total net sales in fiscal 2026.
•Kate Spade - Since its launch in 1993 with a collection of six essential handbags, kate spade new york has always been feminine, colorful, and optimistic. Today, it is a global lifestyle brand that designs extraordinary things for the everyday, delivering seasonal collections of handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Known for its rich heritage and unique brand DNA, kate spade new york's mission is to be the world's most welcoming and uplifting fashion brand. Where a touch of wit and intentional color can inspire you to find joy in the everyday. Kate Spade includes global sales of primarily kate spade new york brand products to customers through our DTC, wholesale and licensing businesses. This segment represented 13.4% of total net sales in fiscal 2026.
On August 4, 2025, the Company completed the sale of the Stuart Weitzman business and, as a result, determined it had two reportable segments on a prospective basis. For the year ended June 27, 2026, Stuart Weitzman net sales were $14.6 million, representing 0.2% of total net sales in fiscal 2026. Refer to Note 5, "Acquisitions and Divestitures," for further information.
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

DIRECT TO CONSUMER BUSINESS
Our DTC business consists of channels that provide us with immediate, controlled access to consumers. This includes retail and outlet stores, brand e-commerce sites as well as concession shop-in-shops. DTC revenues were approximately 87% of total net sales in fiscal 2026.
•Stores - Our brands operate freestanding retail stores, outlet stores, as well as concession shop-in-shop locations. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.

Store Count	2026	2025	2024
Coach
North America	336	324	324
International	637	607	606
Total Coach	973	931	930

Kate Spade
North America	178	189	197
International	148	171	181
Total Kate Spade	326	360	378

Avg. Square Footage	2026	2025	2024
Coach
North America	4,855	4,907	4,905
International	2,391	2,388	2,342
Total Coach	3,242	3,265	3,235

Kate Spade
North America	3,071	3,023	2,949
International	1,593	1,502	1,439
Total Kate Spade	2,400	2,301	2,226
•Digital - We view our digital platform as a core channel for delivering our products directly to customers, enhancing accessibility beyond the reach of our physical locations. We operate e-commerce sites across our major markets including the U.S., Canada, Japan, Greater China, several countries throughout Europe, Australia, as well as in other regions throughout Asia. In addition, we continue to leverage various third-party digital platforms, including marketplaces, to further expand our reach and serve customers globally.

WHOLESALE BUSINESS
Our wholesale business primarily includes major department stores, specialty stores, and third-party digital partners. We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation with proprietary brand fixtures within the department store environment in select locations. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes to the consumers of our wholesale partners in each local market. We continue to closely monitor inventories held by our wholesale customers in an effort to optimize inventory levels across wholesale doors. Wholesale represented approximately 12% of our total net sales for fiscal 2026. As of June 27, 2026, there were no customers who individually accounted for more than 10% of each segment’s total net sales.
LICENSING BUSINESS
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Our key licensing relationships and their fiscal year expirations as of June 27, 2026 are as follows:

Brand	Category	Partner	Fiscal Year Expiration
Coach	Eyewear	Luxottica	2026(1)
Coach	Watches	Movado	2028
Coach	Fragrance	Interparfums	2031
Kate Spade	Tech Accessories	Case-Mate	2027
Kate Spade	Sleepwear	Komar	2028
Kate Spade	Fashion Bedding	Live Comfortably	2028
Kate Spade	Stationery and Gift	Lifeguard Press	2030
Kate Spade	Fragrance	Interparfums	2030
Kate Spade	Eyewear	Safilo	2031
(1)     The agreement is expected to renew during fiscal 2027.
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

PRODUCTS
The following table shows Net sales for each of our product categories by segment.

	Fiscal Year Ended
	June 27, 2026		June 28, 2025		June 29, 2024
	Amount	% of Total segment net sales	Amount	% of Total segment net sales	Amount	% of Total segment net sales
	(millions)
Coach
Handbags	$4,016.3	58.1%	$3,223.3	57.6%	$2,889.9	56.7%
Accessories	1,991.8	28.8	1,539.5	27.5	1,407.9	27.6
Footwear	408.5	5.9	342.5	6.1	326.0	6.4
Other	498.1	7.2	493.2	8.8	471.5	9.3
Total Coach	$6,914.7	100.0%	$5,598.5	100.0%	$5,095.3	100.0%

Kate Spade
Handbags	$594.9	55.3%	$623.0	52.1%	$721.0	54.0%
Accessories	241.1	22.4	269.8	22.5	307.0	23.0
Footwear	48.1	4.5	55.2	4.6	57.4	4.3
Other	190.8	17.8	249.1	20.8	249.0	18.7
Total Kate Spade	$1,074.9	100.0%	$1,197.1	100.0%	$1,334.4	100.0%

Stuart Weitzman(1)	$14.6	100.0%	$215.1	100.0%	$241.5	100.0%

Tapestry
Handbags	$4,611.2	57.6%	$3,846.3	54.9%	$3,610.9	54.1%
Accessories	2,232.9	27.9	1,809.3	25.8	1,714.9	25.7
Footwear(1)	471.2	5.9	612.8	8.7	624.9	9.4
Other	688.9	8.6	742.3	10.6	720.5	10.8
Total Tapestry	$8,004.2	100.0%	$7,010.7	100.0%	$6,671.2	100.0%

(1)All Stuart Weitzman net sales are included within the Tapestry Footwear category. For the year ended June 27, 2026, Stuart Weitzman net sales were for the period prior to the sale on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures," for further information.
•Handbags — This category primarily includes handbags classically inspired as well as fashion designs, business cases, computer bags, messenger-style bags, backpacks, and totes.
•Accessories — This category primarily includes small leather goods, such as mini and micro handbags, money pieces, wristlets, pouches and cosmetic cases. Also included in this category are novelty accessories (including address books, time management accessories, travel bags and accessories, sketchbooks and portfolios), belts, key rings, technology accessories, gifting, straps and charms.
•Footwear — This category primarily includes women's and men's footwear, including casual shoes, dress shoes, boots, sneakers and sandals.
•Other — This category primarily includes outerwear, ready-to-wear, jewelry, watches, eyewear, fragrance, scarves, hats, gloves, other products, as well as royalties earned from the Company's licensing partners.
DESIGN AND MERCHANDISING
Our creative leaders are responsible for conceptualizing and implementing the design direction for our brands across the consumer touchpoints of product, stores and marketing. At Tapestry, each brand has a dedicated design and merchandising team; this ensures that Coach and Kate Spade speak to their customers with a voice and positioning unique to their brand. Designers have access to the brands' extensive archives of product designs, which are a valuable resource for product concepts. Our designers collaborate with strong merchandising teams that analyze sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Leveraging our strategic investments that we have made in data and analytics tools, merchandisers are able to gain a deeper understanding of customer behavior which empowers our teams to respond to changes in consumer preferences and demand as well as scale opportunities across brands with greater speed and efficiency. Our merchandising teams are committed to managing the product life cycle to maximize sales and profitability across all business channels. The product category teams, each comprised of design, merchandising, product development and sourcing specialists, help each brand execute design concepts that are consistent with the brand's strategic direction.
Our design and merchandising teams also work in close collaboration with all of our licensing partners to ensure that the licensed products are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brands.
MARKETING
Our marketing objective is to build emotional connections with consumers to drive acquisition. We use an integrated approach to marketing for each of our brands, synchronizing our efforts across all business channels to ensure consistency at every touchpoint. Our global marketing strategy is to deliver a consistent and relevant message every time the consumer comes in contact with our brands through our communications, visual merchandising and customer experiences. Each brand's distinctive positioning is communicated through creative marketing, visual merchandising, public relations, social media and brand experiences, as well as through outside creative agencies. We also leverage consumer and market research, together with third-party experts, to better understand consumer attitudes, behaviors and trends.
We continue to invest in brand-building and consumer engagement initiatives designed to reinforce each brand’s positioning, deepen emotional connections with consumers and support long-term customer acquisition. Total expenses attributable to the Company's marketing-related activities in fiscal 2026 were $962.5 million, representing 12% of net sales, compared to $744.5 million in fiscal 2025, representing nearly 11% of net sales.
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
The Company has several regional informational websites for locations where we have not established an e-commerce presence. The Company utilizes social media and continues to explore digital technologies to create emotional connections with consumers, acquire new customers and build brand awareness, in addition to increasing online and store sales.
MANUFACTURING
Tapestry carefully balances its commitments to a limited number of “better brand” partners that have demonstrated integrity, quality and reliable delivery. The Company continues to evaluate new manufacturing sources and geographies to deliver high quality products at competitive costs and to mitigate the impact of manufacturing in inflationary markets.
Our raw material suppliers, independent manufacturers and licensing partners must achieve and maintain high quality standards, which are an integral part of our brands' identity. Before directly partnering with a new manufacturing vendor for finished goods, the Company evaluates each facility by conducting a quality, business practice standards and social compliance review. We expect finished good manufacturers to undergo a social compliance audit before being approved as a Tapestry supplier. Manufacturers working with our licensed partners are expected to have had an acceptable social compliance audit conducted within the prior six months of their onboarding date. Suppliers that fail to meet our standards are not approved until an acceptable report is provided. We also conduct regular assessments of existing, previously approved finished good suppliers. We believe that our manufacturing partners are in material compliance with the Company’s integrity standards.
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
We maintain strong oversight of the supply chain process for each of our brands from design through manufacturing. We are able to do this by maintaining sourcing management offices in Vietnam, mainland China, the Philippines and Cambodia that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities.
During fiscal 2026, manufacturers of Coach products were primarily located in Vietnam, Cambodia, the Philippines and India and no individual vendor provided 10% or more of the brand's total inventory purchases. During fiscal 2026, Kate Spade products were manufactured primarily in Vietnam, Cambodia, the Philippines and Bangladesh and no individual vendor provided 10% or more of the brand's total inventory purchases.
FULFILLMENT
The Company’s distribution network is designed to support the movement of each brand's products from our manufacturers to fulfillment centers around the world. These fulfillment centers are either directly operated by the Company or by independent third parties, some of which support multiple brands. Our facilities use bar code scanning warehouse management systems, where fulfillment center employees use handheld scanners to read product bar codes. This allows for accurate storage and order processing and allows us to provide excellent service to our customers. These facilities are also integrated into our Enterprise Resource Planning system, ensuring accurate inventory reporting. Our products are primarily shipped to retail stores, wholesale customers and e-commerce customers.
In North America, we maintain fulfillment centers in Florida, Nevada and Ohio, operated by Tapestry. As part of our Distribution Network Optimization efforts, we are transitioning from our Ohio fulfillment center to a third-party facility in Pennsylvania which is expected to be completed in the first half of fiscal 2027. The Company also has a third-party facility in Canada. Globally, we utilize regional fulfillment centers in mainland China, the Netherlands, the United Kingdom and Singapore, owned and operated by third parties, that support multiple countries. We also utilize local fulfillment centers, through third parties, in Japan, parts of Greater China, South Korea, Malaysia and Australia.
INFORMATION SYSTEMS
The Company’s information systems are integral in supporting the Company’s long-term strategies. Our robust information technology platform serves as a foundation to drive growth, enhance consumer-centricity initiatives and enable data-driven decision making. We are continually enhancing our digital technology platforms to elevate our e-commerce capabilities, strengthen DTC functionalities and deliver a seamless overall omni-channel experience leveraging modern and cloud-based technologies. During fiscal 2026, we continued to advance our artificial intelligence including predictive, generative and agentic models, as well as machine learning across key areas such as data analytics, planning, marketing, customer acquisition, personalization, pricing and product creation. These investments enhanced our ability to capture and segment customer data, enabling more targeted, relevant and effective engagement across the customer journey.
The Company utilizes a cloud-based digital platform which integrates critical components of our businesses including our customer shopping sites, Order Management Systems, Point of Sale systems, Customer Services, Enterprise Resource Planning systems and product management systems into one cohesive platform with a shared codebase. This unified platform allows us to be a more dynamic and responsive company providing best-in-class service to our customers.
Refer to Part I, Item 1C, "Cybersecurity" for further information on our cybersecurity risk management, strategy and governance.
INTELLECTUAL PROPERTY
Tapestry owns COACH and KATE SPADE brand intellectual property, as well as all of the material trademark, design and patent-rights related to the production, marketing, distribution and sale of these brands' products in the United States and other countries in which our products are principally sold. In addition, the Company licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited-edition collaborations. Tapestry also owns and maintains registrations in countries around the world for trademarks in relevant classes of products and services. In addition, Tapestry owns trade dress, copyrights, design patents and utility patents for some of its brands' product designs. Tapestry aggressively polices its intellectual property and pursues infringers both domestically and internationally. The Company pursues counterfeiters through leads generated internally, as well as through its network of investigators, law enforcement and customs officials, the respective online reporting form for each brand, the Tapestry hotline and business partners around the world.
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
CORPORATE RESPONSIBILITY
As a people-centered and purpose-led Company, Tapestry believes that a better-made future is one that is both beautiful and responsible. Our Corporate Responsibility (“CR”) strategy, the Fabric of Change, aims to unite teams across the Company’s business to achieve our Corporate Responsibility Goals and a shared objective: to create a company of the future that balances true fashion authority with meaningful, positive change. The Fabric of Change focuses on four pillars: Power of Our People, Sustain the Planet, Uplift Our Communities and Create Products with Care.
•Power of Our People:
◦We aim to foster a culture of purpose, fulfillment and inclusion at Tapestry, attracting and retaining talent with a compelling and engaging employee experience.
◦As a global employer, we work to continuously expand our aperture as wide as possible to acquire, retain and grow the best talent.
•Sustain the Planet:
◦We aim to preserve and restore our planet through continuous investments into solutions that improve biodiversity and reduce the impacts of climate change.
◦We have set goals focused on increasing renewable energy and reducing freshwater withdrawals across our supply chain. We also have greenhouse gas (“GHG”) emissions reduction targets for Scope 1, 2, 3 and Scope 3 Forest, Land and Agriculture that have been validated by Science Based Targets initiative.
•Uplift Our Communities:
◦We aim to empower the communities where our employees live and work, and provide the resources and capacity needed to support supply chain partners in the regions where we operate.
◦We have set goals focused on expanding employee volunteerism globally and strengthening our supply chain by equipping core suppliers with systems and training to detect, prevent and remediate gender-based violence and harassment, and to support workers' mental health.
•Create Products with Care:
◦We aim to increase the use of innovative materials and focus on production methods that design out waste and pollution, keep products in use and restore natural systems.
◦We have set goals focused on tracing and mapping our raw materials, and targets to increase the uptake of sourcing environmentally preferred materials and advancing circular business models.

The Company’s CR strategy, including oversight, management and identification of risks, is ultimately governed by the Board of Directors (the "Board") and overseen by an Executive Steering Committee, which is comprised of members of our executive leadership team, and driven by a Task Force, comprised of senior leaders and cross-functional members from major business functions. The Board approves long-term sustainability goals, strategic moves or major plans of action and receives updates at least annually. Tapestry's Governance and Nominations Committee of the Board receives quarterly updates on sustainability strategy, including climate-related topics, progress towards the CR goals and other CR-related initiatives.
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
Our focus on fostering strong culture has led to continued recognition in the form of recent awards from Newsweek for America's Great Companies, People's Companies that Care, Forbes' America's Dream Employers, Fortune's World's Most Admired Companies and TIME's World's Most Sustainable Companies.
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
Employees
As of June 27, 2026, the Company employed approximately 20,600 employees globally. Of these employees, approximately 16,800 employees worked in retail locations, of which 8,000 were part-time employees. This total excludes seasonal and temporary employees that the Company employs, particularly during the second quarter due to the holiday season. The Company believes that its relations with its employees are good and has never encountered a strike or work stoppage.
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
We deliver on this commitment by expanding our aperture as wide as possible to acquire, retain and grow the best talent. Cultivating a workplace culture where everyone can fully contribute and reach their potential by feeling included, that they belong and that they matter. Amplifying our brands and supporting the communities in which our employees live and work. Growing our customer base in line with shifting market demographics and dynamics.

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
Our Total Compensation Program includes cash pay, annual and long-term incentives, benefits and other special programs that our employees value. We strive to pay each employee fairly and competitively across our brands. Tapestry's primary compensation principle is to "pay for performance." Tapestry's practice is to pay a competitive base salary and provide corporate employees with the opportunity to earn an annual bonus tied to Tapestry's and its brands' financial performance, and provide store employees with the opportunity to earn sales incentives. Approximately 2,400 of our employees, including nearly all of our store managers, received an annual long-term equity award in fiscal 2026, which aligns employee interests with those of our stockholders, rewards employees for enhancing stockholder value and supports retention of key employees.
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
We are committed to helping our employees develop the knowledge, skills and abilities needed for continued success and encourage employee development at all levels and every career stage. Our development programs enable individual and team success through targeted initiatives and resources, offering a wide-ranging curriculum focused on professional and leadership development for leaders, managers and individual contributors, including through our Manager Effectiveness Program, Leader Transition Acceleration Program and third-party learning platforms, in addition to other trainings and education facilitated through the Company for all employees. In addition, during fiscal 2026, the Company launched Brand Building University, which is Tapestry’s enterprise learning experience designed to strengthen how we build iconic brands and drive growth.
Performance management is critical to our ability to reach our goals and foster a culture of success. By having a dynamic, performance-driven culture, we can achieve greater results, maximize employee, manager and team performance and offer exciting development and career opportunities. Our performance review process has managers and employees meeting for formal check-ins four times a year, focused on goals and expectations, feedback, coaching and career development. As our focus extends beyond the performance of our employees to the performance of our Company as a whole, we have mechanisms in place to facilitate comprehensive upward feedback through robust cross-functional feedback tools and a cadence of regular pulse surveys that inform on how we can continue to strive for excellence in our work culture.
Well-being
At Tapestry, we are committed to providing a safe working environment for our people, as well as supporting our people in achieving and maintaining their health and well-being goals. Work-life integration is top of mind, and we provide resources and benefits to help achieve this balance. We provide employees with a variety of resources to support their well-being, including access to our Employee Assistance Program, Mental Health First Aid training, regular well-being-focused programming and other mental health resources such as Headspace, a mindfulness and meditation application. In addition, the Company maintains an Associate Relief Fund, which provides emergency assistance for events considered a disaster or hardship.
Community Engagement
At Tapestry, we believe in encouraging and empowering our employees to take part in building a welcoming and inclusive community. We provide all employees with supplemental time-off to perform community service through nonprofits of their personal choice and through team and Company-sponsored volunteering events. In our commitment to supporting our communities, we have three foundations which provide monetary support to nonprofit organizations across communities that we are a part of. Additionally, on an annual basis, our foundations match up to $10,000, per eligible employee, in donations to eligible non-profits in North America.

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
The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO") certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2, respectively, and the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively to this Form 10-K.

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
Our results can be impacted by a number of macroeconomic factors, including but not limited to: consumer confidence and spending levels, tax rates, levels of unemployment, consumer credit availability, tariffs and trade restrictions, pandemics, natural disasters, raw material costs, fuel and energy costs, bank failures, market volatility, global factory production, supply chain operations, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls, shopping centers and online.
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
We face risks associated with potential changes to international trade and policy agreements and the imposition of additional tariffs on importing our products.
Most of our imported products are subject to tariffs, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") enforcement actions. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or the detention of our goods by CBP or other customs authorities, could have a material adverse effect on our business, results of operations and financial condition.
International trade disputes as well as changes and uncertainty regarding international trade and trade policies, including the imposition or threat of the imposition of new or increased tariffs or other trade restrictions on goods from the countries where our manufacturers are located, could result in a materially adverse impact to our business. During fiscal 2026, the primary manufacturers of Coach products were located in Vietnam, Cambodia, the Philippines and India, and the primary manufacturers of Kate Spade products were located in Vietnam, Cambodia, the Philippines, and Bangladesh. Increased tariffs or other trade restrictions against these countries, as well as any tariffs or other trade restrictions implemented by these countries in retaliation, could limit our ability to manufacture products in countries that have the labor and technical expertise needed. Further, we have developed strategies to mitigate the impact of additional tariffs; however, these strategies may not be effective, which could adversely affect our business, financial condition and results of operations.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs collected under the International Emergency Economic Powers Act ("IEEPA") were invalid. The U.S. Court of International Trade subsequently ordered refunds for qualifying customs entries. CBP has established a phased administrative process for submitting refund claims for certain IEEPA tariffs. The Company paid approximately $117 million in IEEPA tariffs. During the fourth quarter of fiscal 2026, we received cash refunds related to the previously paid IEEPA tariffs of $2.1 million. In addition, as of June 27, 2026, we determined that the receipt of the remaining refunds of the previously paid IEEPA tariffs was probable. We estimate the amount of the probable refund to be $114.7 million, which was recorded as a receivable. Although the Company believes collection of the IEEPA tariffs is probable based on currently available information, the timing of cash receipts is dependent upon the execution of the refund process by the CBP and the U.S. Treasury Department.
Following the Supreme Court's decision, the U.S. Administration announced a 10% global tariff under Section 122 of the Trade Act of 1974 which became effective February 24, 2026, for a period of up to 150 days, which expired on July 24, 2026. On May 7, 2026, the CIT ruled the Section 122 tariffs were invalid. The government has appealed the ruling and the Company is awaiting a decision from the U.S. Court of Appeals. On July 23, 2026, the U.S. Administration announced the final remedy in the Section 301 investigations relating to forced labor practices, imposing new tariff rates ranging from 10% to 12.5% on most imports from certain countries, effective upon the expiration of the temporary Section 122 tariffs.
The U.S. Supreme Court’s ruling did not impact any of the recently imposed tariffs, under either Section 122, Section 301, or Section 338 of the various trade statutes, nor does it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. Accordingly, uncertainty with respect to tariffs remains ongoing, and U.S. import tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty for suppliers, consumers, and us, and our efforts to mitigate the impacts of tariffs are time-consuming and costly and may not be effective. Our ability to navigate any uncertainty, changes or expansion in tariffs or other trade restrictions could have a material negative impact on our business, financial condition and results of operations. In addition, any negative perception of or sentiment towards the U.S., whether in response to changes in tariffs, trade policy or otherwise, could impact the perception of our Company.
Risks Related to our Business and our Industry
We face risks associated with operating in international markets.
We operate on a global basis, with approximately 41.3% of our net sales coming from operations outside of the United States for fiscal year 2026. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:
•political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies;
•public health crises, such as pandemics and epidemic diseases;
•changes to U.S. participation in, withdrawal from, or renegotiation of certain international trade agreements or other major trade-related issues, including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls;
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
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•disruptions or delays in shipments whether due to port congestion, logistics carrier disruption (including as a result of labor disputes), other shipping capacity constraints or other factors, which have resulted and may continue to result in significantly increased inbound freight costs and increased in-transit times;
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
•the conflict in the Middle East;
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
Our growth depends on the continued success of existing products, as well as the successful design, introduction of new products and maintaining an appropriate rationalization of our assortment. Our ability to create new products and to sustain existing products is affected by whether we can successfully anticipate and respond to consumer preferences and fashion trends. The failure to develop and launch successful new products or to rationalize our assortment appropriately, including through our efforts to harmonize select products between our retail and outlet channels, could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our company not being the first to bring product to market, which could compromise our competitive position.
Our success also depends in part on our and our executive leadership team's ability to execute on our plans and strategies for each of our brands and for Tapestry, as a multi-brand enterprise. If our products, marketing campaigns, consumer experiences and environments do not meet changing customer preferences and/or fail to stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact the growth of our brands and the Tapestry multi-brand portfolio, and our overall business, financial condition, and results of operations.
The growth of our business depends on the successful execution of our global omni-channel expansion efforts and our ability to execute our digital and e-commerce priorities and our multi-channel strategies.
Our success and growth depend on the continued development of our omni-channel presence for each of our brands globally, pursuing global digital opportunities for each brand, along with select bricks and mortar expansion, renovation, and modernization efforts. Our bricks and mortar strategies may require upfront investment, may temporarily disrupt store operations and may not generate the expected increases in traffic, sales, productivity or profitability. With respect to international expansion, our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets, either through bricks and mortar stores or digital channels, have different operational characteristics, including but not limited to employment and labor, privacy, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
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
We are also engaging in initiatives to harmonize the customer experience between our retail and outlet channels, by bringing select full price products into the outlet channel and enabling a single-cart checkout process for retail and outlet on our Coach brand e-commerce site. If we are unable to effectively execute our multi-channel strategy, along with our e-commerce and digital strategies, and provide reliable and unified experiences for our customers across all business channels and touchpoints, our reputation and ability to compete with other brands could suffer, which could adversely impact our business, results of operations and financial condition.
We have also made strategic updates to our global product and pricing architecture, which may change consumer shopping behavior and shift demand across channels and geographies. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends, may differ across countries, and as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Further, expanding in certain markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and therefore may be dilutive to our brands in the short term. We may also have to compete for talent in international regions as we expand our omni-channel presence.

Consequently, if our global omni-channel expansion plans, or our product and pricing architecture strategies, are unsuccessful, or we are unable to retain and/or attract key personnel, our business, financial condition and results of operations could be materially adversely affected.
The successful implementation of the Company’s 2028 growth strategy, Amplify, is key to the long-term success of our business.
The Company introduced its 2028 growth strategy, Amplify, in the first quarter of fiscal 2026, which focuses on four key pillars: (i) Building Emotional Connections with Consumers; (ii) Fueling Fashion Innovation & Product Excellence; (iii) Delivering Compelling Experiences to Drive Global Growth; and (iv) Igniting the Power of Our People.
There is no assurance that we will be able to sustain such efforts in accordance with our plans, that such efforts will result in the intended or otherwise desirable outcomes or that such efforts, even if successfully sustained, will be effective in achieving long-term growth or increased profitability. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding Amplify. If our incorporation of the initiatives under Amplify falls short, our business, financial condition and results of operations could be materially adversely affected.
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
•identifying and adapting to changes in technology, including the successful utilization of data analytics, artificial intelligence (“AI”), and machine learning, and competing with AI-enabled shopping tools to help find products, compare prices, and make purchase decisions;
•the ability to withstand prolonged periods of adverse economic conditions or business disruptions.
A failure to compete effectively or to keep pace with rapidly changing consumer preferences, technology and product trends could adversely affect our growth and profitability. Furthermore, customers are increasingly using AI shopping assistant tools to discover products, compare options, and make purchase decisions. Use of these AI tools could transform commerce, including in ways that we fail to anticipate, and affect our ability to efficiently attract potential customers to our digital platforms and retain our customer base.
Our success depends, in part, on attracting, developing and retaining qualified employees, including key personnel.
Our business and future success depend heavily on attracting, developing and retaining qualified employees, including our senior management team. Competition in our industry to attract and retain these employees is intense and is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates.

We depend on the guidance of our senior management team and other key employees who have significant experience and expertise in our industry and our operations. There can be no assurance that these individuals will remain with us or that we will be able to identify and attract suitable successors for these individuals. The loss of one or more of our key personnel or the direct or indirect consequences thereof, including any negative public perception with respect to these individuals or their departure, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person or similar life insurance policies on any of our senior management team or other key personnel.
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
Additionally, changes to our office environments, the adoption of new work models and AI, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. Further, any failure to maintain a workforce with the skills and capabilities necessary to support our business and respond to technological change could adversely impact our business, results of operations and financial condition. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees.
Mergers, acquisitions and other strategic investments may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
One component of our historical growth strategy has been acquisitions, and, consistent with our longer-term capital allocation priorities, our management team expects to maintain M&A flexibility and may from time to time evaluate and consider acquisitions or other strategic investments. These transactions involve various inherent risks and as a result, the expected benefits, cost savings and synergies may not be realized.
The integration process of any newly acquired company may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:
•failure of the business to perform as planned, following the acquisition or achieve anticipated revenue, cash flow or profitability targets;
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
We continuously evaluate how to best structure our business in an effort to maximize shareholder value, which could include the divestiture of certain of our lines of business. Divestitures are subject to numerous risks and uncertainties, including, among others:
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
Our business may be materially impacted if our fulfillment centers face significant interruptions in operations.
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
Because our fulfillment centers include automated and computer-controlled equipment, they are susceptible to risks including power interruptions, system failures, software viruses, configuration errors and security breaches. In North America we maintain fulfillment centers in Florida, Ohio and Nevada, operated by Tapestry. The Company is in the process of transitioning operations from its Ohio fulfillment center to a third-party facility in Pennsylvania. This transition involves risks including potential disruptions to order processing and deliveries, increased costs, and reliance on a new third-party operator during and after the transition period. The Company also has a third-party facility in Canada.
Globally we utilize fulfillment centers in mainland China, the Netherlands, the U.K. and Singapore, owned and operated by third parties, allowing us to better manage the logistics in these regions while reducing costs. We also utilize local fulfillment centers, through third parties, in Japan, parts of Greater China, South Korea, Malaysia and Australia. The warehousing of the Company’s merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
In addition, if our fulfillment centers are not sized to meet the optimal capacity for our products or are not adequately staffed, utilized or operated, our profitability may be negatively impacted.
Our business may be subject to increased costs due to excess inventories and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products is impacted by other factors, such as inflationary pressures, political instability or other macroeconomic events, we may be faced with significant excess inventories for some products and missed opportunities for other products. We have in the past been, and may in the future be, forced to rely on donations, markdowns, promotional sales or other write-offs to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands.
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
As part of our long-term strategy, we look for opportunities to cost-effectively enhance the capabilities of our business services. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services, provide them on a timely basis or provide them at the prices we expect could disrupt or harm our business. We also cannot guarantee that these third parties will not experience a personal data or security breach in the future, which could have a material impact on our operations. Any significant interruption in the operations of these service providers, whether due to changes in social, political and economic conditions, military conflicts or other hostilities that could disrupt trade from the countries in which our manufacturers or suppliers are located, or other factors over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Our wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the wholesale industry.
Our wholesale business comprised approximately 12% of total net sales for fiscal 2026. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. This may continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our or our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this business channel.
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
Our brands currently have multi-year agreements with licensing partners for certain products. In the future, we may enter additional licensing arrangements. The risks associated with our own products also apply to our licensed products, as do unique risks stemming from problems that our licensing partners may experience, including risks associated with each licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit and bankruptcy risks, and maintain customer relationships. While we maintain significant approval rights over the products produced for us by our licensing partners, any of the foregoing risks, or the inability of any of our licensing partners to execute on the expected design and quality of the licensed products or otherwise exercise operational and financial control over its business, may result in loss of revenue and competitive harm to our operations in the licensed product categories. Further, while we believe that we could engage with new licensing partners if required, any delay in doing so could adversely affect our revenues and harm our business.
We are subject to risks associated with leasing retail space subject to non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.
We do not own any of our retail store locations. The majority of our stores are under non-cancelable, multi-year leases. We believe that the majority of the leases we enter into in the future will likely be non-cancelable. Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. In certain cases, as we have done in the past, we may determine that it is no longer economical to operate a retail store subject to a lease or we may seek to generally downsize, consolidate, reposition, relocate or close some of our real estate locations. In such cases, we may be required to negotiate a lease exit with the applicable landlord or remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.
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
We depend on digital technologies for the successful operation of our business, including corporate email and chat communications to and from employees, customers, stores and vendors, the design, manufacture and distribution of our finished goods, digital and local marketing and clienteling efforts, data analytics, collection, use and retention of customer, employee, vendor and partner information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Our company implemented a hybrid working model. Continued remote working has increased our dependence on digital technology. Despite the security measures we have in place, including those described in Item 1C “Cybersecurity”, the possibility of a successful cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many cyber-attacks. As part of our business model, we collect, retain and transmit confidential information and personal data over public networks. In addition to our own databases, we use third-party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable and adequate security measures and data protection controls, we cannot control third parties and cannot guarantee that a personal data or security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random cyber-attacks, personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing and other attempts to breach or gain unauthorized access to our systems. As AI becomes increasingly integrated into business systems, concerns about data exposure and privacy risks are intensifying. Additionally, sophisticated and persistent cybercrime actors are using AI to carry out advanced social engineering attacks, increasing the potential for harm. As frontier and open-weight AI models advance, they are commoditizing IT vulnerability discovery and exploit development, dramatically increasing the volume of software and IT system risks, including in our critical third-party systems. We expect these risks to increase significantly over the next year, with the potential for a subset of these risks to materialize into attacks that may negatively affect our business. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.

Awareness of and sensitivity to personal data breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation or unauthorized access to confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees, vendors and investors. We have been incurring and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new international, federal and state laws governing the unauthorized disclosure, access to, loss, alteration or exfiltration of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation ("GDPR") in the E.U., the UK GDPR, the California Consumer Privacy Act ("CCPA") as amended by the California Privacy Rights Act ("CPRA"), and other comprehensive and sectoral state privacy laws in the U.S., as well as increased cyber security and privacy protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees and contractors, engaging outside counsel, third-party experts and consultants. We may also experience loss of revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation and customer claims, as a result of cyber security or personal data breaches. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach.
In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, South Korea, Greater China, Europe, the Middle East, Australia and Southeast Asia and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer databases and (iv) ability to email or otherwise keep in contact with our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time to time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security and personal data breaches, email blocking lists, computer malware or power outages. Any material disruptions in our e-commerce presence or information technology systems and applications could have a material adverse effect on our business, financial condition and results of operations.
A delay, disruption in, failure of, or inability to upgrade our information technology systems precisely and efficiently could materially adversely affect our business, financial condition or results of operations and cash flow.
We rely heavily on various information and other business systems, including data analytics, machine learning and AI, to manage our operations, including management of our supply chain, products, point-of-sale processing in our brands’ stores, our online businesses associated with each brand and various other processes and metrics. We are continually evaluating and implementing upgrades and changes to our systems. In addition, from time to time, we implement new systems.
Implementing new systems and upgrading existing systems and data analytics models carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, failure to accurately capture or report data or metrics, potential loss of confidential and personal information, cost overruns, implementation delays and disruption of operations. Furthermore, failure of our computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security and personal data breaches, system upgrades or migration of these services, as well as employee, vendor and consumer privacy concerns and new privacy, security and AI laws and global government regulations, individually or in the aggregate, could have a material effect on our business, financial condition or results of operations and cash flow.
The development, use, or misuse of AI technologies, and the failure to effectively adopt such technologies, may not be successful and could negatively impact our business.
We are increasingly integrating AI technologies, including generative AI and machine learning, across various aspects of our business, which presents evolving risks that may be difficult to predict or mitigate. AI technologies may produce inaccurate, biased, or unreliable outputs, cause or contribute to the violation of intellectual property rights, and may be prone to cybersecurity incidents or service interruptions. If our use of AI technologies produces deficient, inaccurate, controversial, or misleading outputs, or has other unintended consequences, we could be subject to legal liability, regulatory action, and competitive or reputational harm.
Use of AI by our employees or third-party service providers could increase the risk of exposure of our proprietary, confidential, sensitive or personal information. The use of AI or machine learning technologies by our third-party service providers in their business activities, whether or not known to us, could also expose us to risks, including use of AI tools in violation of agreements with us, use of unauthorized third-party data, inputting our valuable information into AI tools, or deployment of new AI tools without our approval, any of which may give rise to legal or regulatory violations, loss of IP rights, reputational harm, or issues relating to data privacy and data protection.

The regulatory landscape governing AI is rapidly evolving. Several jurisdictions around the globe, including the European Union and several U.S. states, have proposed or enacted laws governing AI, including the European Union AI Act and enacted or potential U.S. federal and state AI legislation. These obligations and restrictions may lead to regulatory fines or penalties for non-compliance, make it harder for us to conduct our business using AI, require us to change our business practices, or prevent or limit our use of AI. Further, we may be unable to quickly and successfully adapt to rapid change resulting from advancements in AI and similar technologies, or our competitors may have more success implementing and utilizing these technologies than we do, which could adversely affect our competitive position. Any of these factors could adversely affect our business, financial condition, and results of operations.
Risks Related to our Indebtedness
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of June 27, 2026, our consolidated debt was approximately $2.38 billion. In fiscal 2025, the Company issued $1.50 billion of senior unsecured notes, consisting of $750.0 million aggregate principal amount of 5.100% senior unsecured notes due March 11, 2030 and $750.0 million aggregate principal amount of 5.500% senior unsecured notes due March 11, 2035. Also in fiscal 2025, the Company refinanced and replaced the Company's unsecured revolving facility dated May 11, 2022 (the "Existing Revolving Credit Facility") with a new revolving credit facility (the "Amended Revolving Credit Facility"), dated as of May 22, 2025. Under the Amended Revolving Credit Facility, the Lenders have made available to the Company a $2.00 billion unsecured revolving credit facility, including subfacilities for letters of credit, with a maturity date of May 22, 2030. On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion.
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
In addition, many of the countries where we and our suppliers operate continue to enact legislation and regulatory rules that address climate change and other sustainability issues, including expanded disclosure requirements on GHG emissions and other climate-related information. Consumers, trade associations, interested non-governmental organizations and other stakeholders have increased focus and emphasis on sustainable features of products and other sustainability topics, including traceability and transparency, sustainability claims and product labeling requirements, responsible sourcing and deforestation, the use of energy and water, and the recyclability or recoverability of packaging, product, and materials. The rules and regulations and governmental oversight continue to rapidly evolve with varying degrees of complexity and scope, many that include penalties for non-compliance. Any failure on our part to comply with sustainability-related legislation, regulations and frameworks could lead to adverse consumer action, government enforcement action and private litigation. Our ability to comply with the evolution of consumer expectations, regulations and governmental standards and legal landscape can lead to increased risk, operational costs and management time and effort.
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
On December 12, 2022, the E.U. member states also reached an agreement to implement the Organization for Economic Co-operation and Development’s (“OECD”) reform of international taxation known as Pillar Two Global Anti-Base Erosion Rules (“GloBE”), which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. These rules subject multinational companies to three possible tax mechanisms individually known as the Income Inclusion Rule (“IIR”), the Undertaxed Profits Rule (“UTPR”) and the Qualified Domestic Minimum Top-up Tax (“QDMTT”). The rules became effective on January 1, 2025. Based on the countries in which we do business, these rule changes started to negatively impact the Company's effective tax rate beginning in fiscal 2026. On January 5, 2026, the OECD published additional guidance regarding the application of GloBE rules to U.S. parented multinational enterprises ("U.S. MNEs"). Most notably, the agreement excludes U.S. MNEs from the UTPR and IIR; however, QDMTT is still in force based on current legislation. Based on the jurisdictions in which we operate and our current assessment of the applicable rules, we do not expect these developments to result in a material increase to the Company's effective tax rate in fiscal 2027 compared to fiscal 2026.
Our business is exposed to foreign currency exchange rate fluctuations.
Due to our global operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Furthermore, a majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars. In order to minimize the impact on earnings related to foreign currency rate movements, we hedge certain cross-currency intercompany inventory transactions and foreign currency balance sheet exposures, including the Company’s cross-currency intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Our continued international expansion will increase our exposure to foreign currency fluctuations.
We may be unable to protect our intellectual property and curb the sale of counterfeit merchandise, which can cause harm to our reputation and business.
We believe our trademarks, copyrights, patents and other intellectual property rights are extremely important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. We pursue entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate measures. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to protect the brand and prevent counterfeiting in the future. Despite our efforts, our brands are still susceptible to counterfeiting. Such counterfeiting dilutes our brands and can cause harm to our reputation and business. The growing prevalence of AI technologies may complicate or limit our ability to assert ownership in outputs generated with the assistance of AI. In addition, trade secret, confidential, or otherwise commercially sensitive information may be inadvertently or intentionally disclosed, including disclosure to unprotected AI systems, which may result in unauthorized use.
Our efforts to enforce our intellectual property rights are from time to time met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. In the ordinary course of business, we become involved in trademark oppositions and cancellation actions. Our trademark applications may face objections from the trademark offices we seek to register them in and may not mature into registrations. Other parties may seek to invalidate our trademarks or assert violations of their trademarks or other intellectual property and seek to block our sales of certain products including by alleging that AI systems that we utilize are trained on unlicensed or infringing data. Unplanned increases in legal and investigative fees and other costs associated with defending our intellectual property rights could result in higher operating expenses. Finally, many countries’ laws do not protect intellectual property rights to the same degree as U.S. laws.
Risks Related to Ownership of our Common Stock
If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be negatively impacted.
In fiscal 2026, the Company returned capital to its shareholders through a quarterly cash dividend of $0.40 per common share, for an annual dividend rate of $1.60 per share, or $326.1 million. On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"), replacing the 2022 Share Repurchase Program which had $561.7 million of remaining authorization. The dividend program and the stock repurchase program each require the use of a significant portion of our cash flow. Our ability to pay dividends and conduct stock repurchases will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board may, at its discretion, decrease or entirely discontinue the dividend program at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at all or at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.
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
The Company's charter, bylaws and Maryland law contain provisions that could make it more difficult for a third-party to acquire the Company without the consent of our Board. The Company's charter permits a majority of its entire Board, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue. In addition, the Company's Board may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares without stockholder approval. Although the Company's Board has no intention to do so at the present time, it could establish a class or series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the Company's common stock or otherwise be in the best interests of the Company's stockholders.
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

In addition, the Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation (defined as shares of stock which, when aggregated with other shares of stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock. As permitted by Maryland law, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our common stock. Although our bylaws include such a provision, the provision may also be amended or eliminated by our Board at any time in the future. The Company’s charter provides that, except as may be provided by our Board in setting the terms of any class or series of preferred stock, any vacancy on our Board may be filled only by a majority of the remaining directors, even if the remaining directors do not constitute a quorum. The Company’s charter further provides that a director may be removed only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. This provision, when coupled with the exclusive power of our Board to fill vacant directorships, may preclude stockholders from removing incumbent directors except by a substantial affirmative vote and filling the vacancies created by such removal with their own nominees.
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
Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (c) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Maryland General Corporation Law (the “MGCL”), the charter or the bylaws of the Company or (d) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be the Circuit Court for Baltimore City, Maryland (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division). This exclusive forum provision is intended to apply to claims arising under Maryland state law and would not apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction.
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
Maryland law provides that directors have no liability in their capacity as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, the Company’s charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
Our charter authorizes us, and our bylaws obligate us, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, to pay or reimburse reasonable expenses in advance of final disposition of the proceeding to any of our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws.
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
•Attack Surface Management – actively monitor technology assets to reduce asset exposure or attack efficacy.
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
During the three fiscal years presented within this Form 10-K, our results of operations and financial condition have not been materially affected by cybersecurity risks and incidents. For a detailed discussion of significant risk factors regarding cybersecurity threats, refer to Item 1A — "Risk Factors — Risks Related to Information Security and Technology."
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
Our CISO manages the Company’s cybersecurity compliance program, including prevention, mitigation, detection and remediation of cybersecurity incidents. Our CISO, who reports directly into the CIO, has over 30 years of experience in security studies and cybersecurity, and holds multiple industry certifications.
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
ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's significant fulfillment, corporate and product development facilities as of June 27, 2026. All of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America fulfillment and customer service	1,050,000
Las Vegas, Nevada	Coach North America fulfillment	789,000
Westchester, Ohio(1)	Kate Spade North America fulfillment	601,000
New York, New York	Corporate global headquarters	546,000
Chiba, Japan	Coach and Kate Spade Japan regional fulfillment	278,000
Shanghai, China	Coach Asia regional fulfillment	170,000
Ontario, Canada	Coach and Kate Spade Canada regional fulfillment	150,000
North Bergen, New Jersey	Corporate office and customer service	106,000
(1)    As part of our Distribution Network Optimization efforts, we are transitioning from our Ohio fulfillment center to a third-party facility in Pennsylvania which is expected to be completed in the first half of fiscal 2027.
In addition to the above properties, the Company occupies leased retail and outlet store locations located in North America and internationally for each of our brands. These leases expire at various times through fiscal 2037. The Company considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Item 1. "Business," for further information.
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
As of July 31, 2026, there were 1,664 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P Composite 1500 Apparel, Accessories & Luxury Goods Index over the five-fiscal-year period ending June 27, 2026, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on July 3, 2021 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and the S&P Composite 1500 Apparel, Accessories & Luxury Goods Index, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026
TPR	$100.00	$74.12	$106.16	$110.13	$229.45	$389.55
S&P Composite 1500 Apparel, Accessories & Luxury Goods	$100.00	$61.23	$57.68	$50.58	$50.53	$57.50
S&P 500	$100.00	$89.17	$105.53	$131.44	$150.59	$181.56

Stock Repurchase Program
The Company's share repurchases during the fourth quarter of fiscal 2026 were as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
March 29, 2026 - May 2, 2026	340,166	$146.99	340,166	$2,138.6
May 3, 2026 - May 30, 2026	881,158	136.18	881,158	2,018.6
May 31, 2026 - June 27, 2026	901,855	144.15	901,855	1,888.6
Total	2,123,179		2,123,179

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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read together with the Company's consolidated financial statements and notes to those financial statements included elsewhere in this document. When used herein, the terms "the Company," "Tapestry," "we," "us" and "our" refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade" or "kate spade new york" refer only to the referenced brand.
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
•Global Economic Conditions and Industry Trends. This section includes a discussion on global economic conditions and industry trends that affect comparability that are important in understanding results of operations and financial condition, and in anticipating future trends.
•Results of Operations. An analysis of our results of operations in fiscal 2026 compared to fiscal 2025.
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
OVERVIEW
Fiscal 2026, fiscal 2025 and fiscal 2024 were 52-week periods.
Tapestry, Inc. is a global house of iconic accessories and lifestyle brands uniting the magic of Coach and kate spade new york. Together, we stretch what’s possible – advancing brands further than they could go alone, expanding their reach to new geographies and generations. Inspired by our consumers, we create experiences and products that build lasting brand love and elevate everyday life.
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
During fiscal 2026, the macroeconomic environment remained challenging and volatile. While certain organizations that monitor the global economy continue to forecast growth, these projections remain subject to uncertainty and have fluctuated in recent periods. Recent forecasts reflect the current volatile environment, including the continuation of trade tensions, financial market volatility, inflationary pressure and the negative economic impacts of geopolitical instability in certain regions of the world.
Import Tariffs
During the second half of fiscal 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced. Additionally, during the first quarter of fiscal 2026, the President of the United States issued an executive order removing the de minimis exemption for low value shipments imported into the U.S. for all countries beginning August 29, 2025. As a result of these changes in the tariff landscape, during fiscal 2026 the Company's gross margin was negatively impacted by approximately 130 basis points on an adjusted basis.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs collected under the International Emergency Economic Powers Act ("IEEPA") were invalid. The U.S. Court of International Trade ("CIT") subsequently ordered refunds for qualifying customs entries, including applicable interest. U.S. Customs and Border Protection ("CBP") established a phased administrative process for submitting refund claims for certain IEEPA tariffs. The Company paid approximately $117 million in IEEPA tariffs. During the fourth quarter of fiscal 2026, the Company received cash refunds related to the previously paid IEEPA tariffs of $2.1 million, of which $2.0 million was recognized as a reduction to Cost of sales and $0.1 million as a reduction to Selling, general and administrative expenses. In addition, as of June 27, 2026, the Company applied the loss recovery model and determined that the receipt of the remaining refunds of the previously paid but not received IEEPA tariffs was probable. The

Company estimates the amount of the probable refund to be $114.7 million, of which $96.2 million was recognized as a reduction to Cost of sales, $9.5 million was recorded as Accrued liabilities and $9.0 million was applied as a reduction to tariffs that remained in Inventory.
Following the Supreme Court's decision, the U.S. Administration announced a 10% global tariff under Section 122 of the Trade Act of 1974 which became effective February 24, 2026, for a period of up to 150 days, which expired on July 24, 2026. On May 7, 2026, the CIT ruled the Section 122 tariffs were invalid. The government has appealed the ruling and the Company is awaiting a decision from the U.S. Court of Appeals. On July 23, 2026, the U.S. Administration announced the final remedy in the Section 301 investigations relating to forced labor practices, imposing new tariff rates ranging from 10% to 12.5% on most imports from certain countries, effective upon the expiration of the temporary Section 122 tariffs. The outlook for future trade policy remains uncertain. The Company continues to monitor these developments, assess their potential impact on its business and implement mitigation strategies where possible.
Conflict in the Middle East
The conflict in the Middle East, which began during the third quarter of fiscal 2026, has contributed to heightened geopolitical uncertainty, including impacts to global supply chains and energy prices. The Company does not have directly operated stores in the Middle East and has a minimal distributor business which represented less than 1% of the Company’s total Net sales for fiscal 2026 and fiscal 2025. While the Company has not experienced a material impact to its operations or financial results, the Company continues to closely monitor the situation and the potential impact it may have on consumer sentiment in the Middle East and other geographies across the globe.
Foreign Exchange Impact
In fiscal 2026, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. During fiscal 2026, this trend has resulted in impacts to our business including, but not limited to, increased Net sales of $58.7 million, and a negative impact of approximately 10 basis points to both gross margin and operating margin.
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
On December 12, 2022, the E.U. member states reached an agreement to implement the Organization for Economic Co-operation and Development’s (“OECD”) reform of international taxation known as Pillar Two Global Anti-Base Erosion Rules (“GloBE”), which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. These rules subject multinational companies to three possible tax mechanisms individually known as the Income Inclusion Rule (“IIR”), the Undertaxed Profits Rule (“UTPR”) and the Qualified Domestic Minimum Top-up Tax (“QDMTT”). The rules became effective on January 1, 2025. Based on the countries in which we do business, these rule changes started to negatively impact the Company's effective tax rate beginning in fiscal 2026. On January 5, 2026, the OECD published additional guidance regarding the application of GloBE rules to U.S. parented multinational enterprises ("U.S. MNEs"). Most notably, the agreement excludes U.S. MNEs from the UTPR and IIR; however, QDMTT is still in force based on current legislation. Based on the jurisdictions in which we operate and our current assessment of the applicable rules, we do not expect these developments to result in a material increase to the Company's effective tax rate in fiscal 2027 compared to fiscal 2026.
We continue to monitor these global economic conditions and industry trends in order to evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors."

RESULTS OF OPERATIONS
FISCAL 2026 COMPARED TO FISCAL 2025
The following table summarizes results of operations for fiscal 2026 compared to fiscal 2025. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 27, 2026		June 28, 2025		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$8,004.2	100.0%	$7,010.7	100.0%	$993.5	14.2%
Gross profit	6,229.0	77.8	5,288.9	75.4	940.1	17.8
SG&A expenses	4,314.6	53.9	4,873.9	69.5	(559.3)	(11.5)
Operating income (loss)	1,914.4	23.9	415.0	5.9	1,499.4	NM
Loss on extinguishment of debt	—	—	120.1	1.7	(120.1)	NM
Interest expense, net	55.2	0.7	85.4	1.2	(30.2)	(35.4)
Other expense (income)	(1.4)	—	(6.6)	(0.1)	5.2	79.1
Income (loss) before provision for income taxes	1,860.6	23.2	216.1	3.1	1,644.5	NM
Provision (benefit) for income taxes	332.9	4.2	32.9	0.5	300.0	NM
Net income (loss)	1,527.7	19.1	183.2	2.6	1,344.5	NM
Net income (loss) per share:
Basic	$7.49		$0.84		$6.65	NM
Diluted	$7.27		$0.82		$6.45	NM

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2026 and fiscal 2025 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Fiscal 2026 Items

	Fiscal Year Ended June 27, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	IEEPA Tariff Refund	Distribution Network Optimization Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$2,541.2	$—	$(1.3)	$66.0	$—	$2,476.5
Kate Spade	(10.0)	—	(6.4)	32.2	(8.6)	(27.2)
Stuart Weitzman	(1.0)	(1.0)	—	—	—	—
Corporate	(615.8)	(9.9)	(21.3)	0.1	(1.2)	(583.5)
Operating income (loss)	$1,914.4	$(10.9)	$(29.0)	$98.3	$(9.8)	$1,865.8

Net income (loss)	$1,527.7	$(10.1)	$(25.2)	$90.0	$(9.0)	$1,482.0
Net income (loss) per diluted common share	$7.27	$(0.05)	$(0.12)	$0.43	$(0.04)	$7.05
In fiscal 2026, the Company incurred charges as follows:
•Acquisition and Divestiture Costs - Total pre-tax charges of $10.9 million related to the Stuart Weitzman Business Divestiture primarily due to professional fees and severance costs, partially offset by income from the transition services agreement ("TSA").
•Organizational Efficiency Costs - Total pre-tax charges of $29.0 million primarily related to technology costs and severance costs.
•IEEPA Tariff Refund - Total pre-tax income of $98.3 million related to recognized IEEPA tariff refunds which were related to products sold in fiscal 2026 net of estimated liabilities.
•Distribution Network Optimization Costs - Total pre-tax charges of $9.8 million primarily related to costs to transition from our Ohio fulfillment center to a third-party facility in Pennsylvania.
    These actions taken together positively impacted operating income by $48.6 million and increased the provision for income tax by $2.9 million resulting in a net increase in net income by $45.7 million or $0.22 per diluted share.

Supplemental Segment Data

	Fiscal Year Ended June 27, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	IEEPA Tariff Refund	Distribution Network Optimization Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$5,512.2	$—	$—	$66.0	$—	$5,446.2
Kate Spade	709.1	—	—	32.2	—	676.9
Stuart Weitzman	7.7	7.7	—	—	—	—
Gross Profit	$6,229.0	$7.7	$—	$98.2	$—	$6,123.1

	Fiscal Year Ended June 27, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	IEEPA Tariff Refund	Distribution Network Optimization Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$2,971.0	$—	$1.3	$—	$—	$2,969.7
Kate Spade	719.1	—	6.4	—	8.6	704.1
Stuart Weitzman	8.7	8.7	—	—	—	—
Corporate	615.8	9.9	21.3	(0.1)	1.2	583.5
SG&A expenses	$4,314.6	$18.6	$29.0	$(0.1)	$9.8	$4,257.3

Fiscal 2025 Items

	Fiscal Year Ended June 28, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$1,875.3	$—	$(0.8)	$—	$1,876.1
Kate Spade	(769.2)	—	(5.7)	(854.8)	91.3
Stuart Weitzman	(15.4)	(0.6)	—	—	(14.8)
Corporate	(675.7)	(111.9)	(10.7)	—	(553.1)
Operating income (loss)	$415.0	$(112.5)	$(17.2)	$(854.8)	$1,399.5

Net income (loss)	$183.2	$(212.0)	$(13.9)	$(725.1)	$1,134.2
Net income (loss) per diluted common share	$0.82	$(0.95)	$(0.06)	$(3.27)	$5.10
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

Tapestry, Inc. Summary - Fiscal 2026
Currency Fluctuation Effects
The change in net sales in fiscal 2026 compared to fiscal 2025 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade. In fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $14.6 million, Gross profit was $7.7 million and SG&A expenses were $8.7 million resulting in an Operating loss of $1.0 million. These results were considered as items affecting comparability in fiscal 2026. In fiscal 2025, Stuart Weitzman Net sales were $215.1 million, Gross profit was $118.4 million and SG&A expenses were $133.8 million resulting in an Operating loss of $15.4 million. Excluding items affecting comparability, Stuart Weitzman Net sales were $215.1 million, Gross profit was $118.4 million and SG&A expenses were $133.2 million resulting in an Operating loss of $14.8 million in fiscal 2025.
Net Sales

	Fiscal Year Ended		Variance
	June 27, 2026	June 28, 2025	Amount	%	Constant Currency Change
	(millions)
Coach	$6,914.7	$5,598.5	$1,316.2	23.5%	22.5%
Kate Spade	1,074.9	1,197.1	(122.2)	(10.2)	(10.5)
Stuart Weitzman	14.6	215.1	(200.5)	(93.2)	(93.2)
Tapestry	$8,004.2	$7,010.7	$993.5	14.2	13.3
Net sales in fiscal 2026 increased 14.2% or $993.5 million to $8.00 billion. Excluding the impact of the Stuart Weitzman Business and foreign currency, net sales increased by 16.7% or $1.14 billion.
•Coach Net Sales increased 23.5% or $1.32 billion to $6.91 billion in fiscal 2026. Excluding the impact of foreign currency, net sales increased 22.5% or $1.26 billion. This increase in net sales was primarily due to an increase of $1.09 billion in DTC sales, mainly driven by North America, Greater China, and Europe.
•Kate Spade Net Sales decreased 10.2% or $122.2 million to $1.07 billion in fiscal 2026. Excluding the impact of foreign currency, net sales decreased 10.5% or $126.2 million. This decrease in net sales was primarily due to a decrease of $120.3 million in DTC sales.
Gross Profit

	Fiscal Year Ended
	June 27, 2026		June 28, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach(1)	$5,512.2	79.7%	$4,372.5	78.1%	$1,139.7	26.1%
Kate Spade(2)	709.1	66.0	798.0	66.7	(88.9)	(11.1)
Stuart Weitzman	7.7	52.3	118.4	55.1	(110.7)	(93.5)
Tapestry	$6,229.0	77.8	$5,288.9	75.4	$940.1	17.8
Gross profit increased 17.8% or $940.1 million to $6.23 billion in fiscal 2026 from $5.29 billion in fiscal 2025. Gross margin in fiscal 2026 increased 240 basis points to 77.8% as compared to 75.4% in fiscal 2025. Excluding items affecting comparability, gross margin increased 120 basis points to 76.6% in fiscal 2026 from 75.4% in fiscal 2025, which includes a 60 basis point benefit from the divestiture of Stuart Weitzman. The remaining 60 basis point increase in Gross margin was primarily attributed to net pricing improvements and favorable brand mix, partially offset by the impact of higher tariffs. Refer to "Global Economic Conditions and Industry Trends" for further information.

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
(1)Excluding items affecting comparability, Gross profit increased 24.6% or $1.07 billion to $5.45 billion in fiscal 2026 as compared to $4.37 billion in fiscal 2025. Gross margin increased 70 basis points to 78.8% in fiscal 2026 as compared to 78.1% in fiscal 2025.
(2)Excluding items affecting comparability, Gross profit decreased 15.2% or $121.1 million to $676.9 million in fiscal 2026 as compared to $798.0 million in fiscal 2025. Gross margin decreased 370 basis points to 63.0% in fiscal 2026 as compared to 66.7% in fiscal 2025.
Selling, General and Administrative Expenses ("SG&A")

	Fiscal Year Ended
	June 27, 2026		June 28, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach(1)	$2,971.0	43.0%	$2,497.2	44.6%	$473.8	19.0%
Kate Spade(2)	719.1	66.9	1,567.2	NM	(848.1)	(54.1)
Stuart Weitzman	8.7	59.3	133.8	62.2	(125.1)	(93.5)
Corporate(3)(4)	615.8	NA	675.7	NA	(59.9)	(8.9)
Tapestry	$4,314.6	53.9	$4,873.9	69.5	$(559.3)	(11.5)
SG&A expenses decreased 11.5% or $559.3 million to $4.31 billion in fiscal 2026 as compared to $4.87 billion in fiscal 2025. As a percentage of net sales, SG&A expenses decreased to 53.9% during fiscal 2026 as compared to 69.5% during fiscal 2025. Excluding items affecting comparability in fiscal 2026, SG&A expenses increased 9.5% or $367.9 million to $4.26 billion from $3.89 billion in fiscal 2025. SG&A as a percentage of net sales decreased approximately 210 basis points to 53.3% compared to 55.4% in fiscal 2025, which includes a 20 basis point benefit from the divestiture of Stuart Weitzman. The remaining basis point decrease in SG&A as a percentage of net sales was primarily due to leverage of fixed costs on higher net sales and lower distribution costs, partially offset by higher marketing spend.
(1)Excluding items affecting comparability, SG&A expenses increased 19.0% or $473.3 million to $2.97 billion in fiscal 2026 as compared to $2.50 billion in fiscal 2025. SG&A as a percentage of net sales decreased approximately 170 basis points to 42.9% in fiscal 2026 as compared to 44.6% in fiscal 2025.
(2)Excluding items affecting comparability, SG&A expenses decreased 0.4% or $2.6 million to $704.1 million in fiscal 2026 as compared to $706.7 million in fiscal 2025. SG&A as a percentage of net sales increased approximately 640 basis points to 65.5% in fiscal 2026 as compared to 59.1% in fiscal 2025.
(3)Excluding items affecting comparability, SG&A expenses increased 5.5% or $30.4 million to $583.5 million in fiscal 2026 as compared to $553.1 million in fiscal 2025.
(4)Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment.

Operating Income (Loss)

	Fiscal Year Ended
	June 27, 2026		June 28, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,541.2	36.8%	$1,875.3	33.5%	$665.9	35.5%
Kate Spade	(10.0)	(0.9)	(769.2)	(64.3)	759.2	98.7
Stuart Weitzman	(1.0)	(7.0)	(15.4)	(7.1)	14.4	93.4
Corporate	(615.8)	NA	(675.7)	NA	59.9	8.9
Tapestry	$1,914.4	23.9	$415.0	5.9	$1,499.4	NM
Operating income increased $1.50 billion to $1.91 billion during fiscal 2026 as compared to $415.0 million in fiscal 2025. Operating margin increased to 23.9% in fiscal 2026 as compared to 5.9% in fiscal 2025. Excluding items affecting comparability, operating income increased $466.3 million to $1.87 billion in fiscal 2026 from $1.40 billion in fiscal 2025. Operating margin increased approximately 340 basis points to 23.4% in fiscal 2026 as compared to 20.0% in fiscal 2025, which includes an 80 basis point benefit from the divestiture of Stuart Weitzman. The remaining increase in operating margin was primarily attributed to a 60 basis point increase in Gross margin and a 200 basis point decrease in SG&A as a percentage of sales.
•Coach Operating Income increased $665.9 million to $2.54 billion in fiscal 2026. Operating margin increased 330 basis points to 36.8% in fiscal 2026 as compared to 33.5% in fiscal 2025. Excluding items affecting comparability, operating income increased $600.4 million to $2.48 billion in fiscal 2026 from $1.88 billion in fiscal 2025; and operating margin increased approximately 230 basis points to 35.8% in fiscal 2026 as compared to 33.5% in fiscal 2025. This increase in operating margin was primarily attributed to:
◦Gross Margin, increased 70 basis points mainly due to net pricing improvements, partially offset by the impact of higher tariffs;
◦SG&A expenses as a percentage of net sales, decreased approximately 170 basis points mainly due to leverage of fixed costs on higher net sales and lower distribution costs, partially offset by higher marketing spend.
•Kate Spade Operating Loss decreased $759.2 million to a loss of $10.0 million in fiscal 2026. Operating margin increased to (0.9)% in fiscal 2026 as compared to (64.3)% in fiscal 2025. Excluding items affecting comparability, operating income decreased $118.5 million to a loss of $27.2 million in fiscal 2026 from income of $91.3 million in fiscal 2025; and operating margin decreased to (2.5)% in fiscal 2026 as compared to 7.6% in fiscal 2025. This decrease in operating margin was primarily attributed to:
◦Gross Margin, decreased 370 basis points mainly due to the impact of higher tariffs and unfavorable channel mix, partially offset by net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased approximately 640 basis points mainly driven by higher marketing spend and deleverage of fixed costs on lower net sales.
•Corporate Operating Expenses decreased 8.9% or $59.9 million to $615.8 million in fiscal 2026. Excluding items affecting comparability, Corporate operating expenses increased $30.4 million to $583.5 million from $553.1 million in fiscal 2025. This increase in operating expenses was primarily due to higher compensation costs.

Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $120.1 million to $0.0 million in fiscal 2026 as compared to $120.1 million in fiscal 2025. Excluding items affecting comparability, Loss on extinguishment of debt decreased $0.7 million to $0.0 million in fiscal 2026 as compared to $0.7 million in fiscal 2025.
Interest Expense, net
Interest expense, net decreased $30.2 million to $55.2 million in fiscal 2026 as compared to $85.4 million in fiscal 2025. Excluding items affecting comparability, Interest expense, net increased $30.1 million to $55.3 million from $25.2 million in fiscal 2025. This increase in Interest expense, net was mainly due to an increase in bond interest expense as a result of the issuance of the 2030 and 2035 Senior Notes during fiscal 2025 and lower interest income.
Other Expense (Income)
Other income decreased $5.2 million to $1.4 million in fiscal 2026 as compared to $6.6 million in fiscal 2025. Excluding items affecting comparability, Other income decreased $5.1 million to $1.5 million in fiscal 2026 as compared to $6.6 million in fiscal 2025. This decrease in Other income was related to a decrease in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 17.9% in fiscal 2026 as compared to 15.2% in fiscal 2025. Excluding items affecting comparability, the effective tax rate was 18.2% in fiscal 2026 as compared to 17.8% in fiscal 2025. The increase in effective tax rate was primarily driven by the impact of Pillar Two, partially offset by the lower impact of permanent items due to higher pre-tax income.
Net Income (Loss)
Net income increased $1.34 billion to $1.53 billion in fiscal 2026 as compared to $183.2 million in fiscal 2025. Excluding items affecting comparability, net income increased 30.7% or $347.8 million to $1.48 billion in fiscal 2026 from $1.13 billion in fiscal 2025.
Net Income (Loss) per Share
Net income per diluted share was $7.27 in fiscal 2026 as compared to net income per diluted share of $0.82 in fiscal 2025. Excluding items affecting comparability, net income per diluted share increased $1.95 to $7.05 in fiscal 2026 from $5.10 in fiscal 2025. This increase was primarily due to higher net income and a decrease in shares outstanding.

FISCAL 2025 COMPARED TO FISCAL 2024
The comparison of fiscal 2025 to fiscal 2024 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 28, 2025, filed on August 14, 2025, within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The Company presents certain non-GAAP measures, including segment operating income (loss), segment SG&A expenses, segment gross profit, SG&A expense ratio, operating margin, Operating Income (loss), Loss on extinguishment of debt, Interest expense, Other expense (income), Provision for income taxes, Net income (loss) and Net Income (loss) per diluted common share, which exclude items affecting comparability.
These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the periods affected. Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s internal management reporting excluded these items. In addition, the HR Committee of the Company’s Board uses these non-GAAP measures when setting and assessing achievement of incentive compensation goals.
Items affecting comparability in the current or comparable periods, as applicable, include:
•Acquisition and Divestiture Costs - The Company incurred Acquisition and Divestiture items which consist of non-recurring costs related to the Stuart Weitzman Business Divestiture, inclusive of professional fees, one-time severance costs, compensation costs, operating net loss and TSA income as well as financing-related expenses and professional fees from the terminated Capri Acquisition.
•Organizational Efficiency Costs - The Company also incurred Organizational Efficiency Costs which consist of non-recurring costs, primarily from various initiatives aimed at streamlining the organization and optimizing processes. These costs mainly include one-time technology and severance related charges.
•IEEPA Tariff Refund - The Company recognized refunds of IEEPA tariffs which were related to products sold in fiscal 2026 net of estimated liabilities.
•Distribution Network Optimization Costs - The Company incurred Distribution Network Optimization Costs which consist of non-recurring costs, primarily related to optimizing its distribution centers. These costs mainly relate to the transition from our Ohio fulfillment center to a third-party facility in Pennsylvania.
•Impairment Charges - The Company incurred Impairment charges which consist of non-recurring impairment costs related to the Kate Spade indefinite-lived brand intangible assets and goodwill.
Reconciliations between the non-GAAP measure and the most directly comparable GAAP measure are included in the Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section where applicable.
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

FINANCIAL CONDITION
Cash Flows - Fiscal 2026 Compared to Fiscal 2025

	Fiscal Year Ended
	June 27, 2026	June 28, 2025	Change
	(millions)
Net cash provided by (used in) operating activities	$1,978.5	$1,216.6	$761.9
Net cash provided by (used in) investing activities	(218.3)	914.0	(1,132.3)
Net cash provided by (used in) financing activities	(1,860.9)	(7,175.2)	5,314.3
Effect of exchange rate changes on cash and cash equivalents	(24.6)	26.3	(50.9)
Net increase (decrease) in cash and cash equivalents	$(125.3)	$(5,018.3)	$4,893.0
The Company’s cash and cash equivalents decreased by $125.3 million in fiscal 2026 compared to a decrease of $5.02 billion in fiscal 2025, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $761.9 million primarily due to higher net income of $1.34 billion and changes in operating assets and liabilities of $158.5 million partially offset by a lower impact of non-cash adjustments of $741.1 million primarily related to the impairment of goodwill and intangible assets in the prior year.
The $158.5 million increase in changes in operating asset and liability balances was primarily driven by the following:
•Accounts payable were a source of cash of $131.6 million in fiscal 2026 as compared to a use of cash of $15.0 million in fiscal 2025, primarily driven by an increase in marketing spend and timing of payments compared to the prior year, and lower inventory receipts in the prior year for Kate Spade due to timing.
•Inventories were a source of cash of $35.4 million in fiscal 2026 compared to a use of cash of $108.2 million in fiscal 2025, primarily driven by increased inventory purchases for Coach in the prior year to support sales growth and the strategic decision to pull forward receipts.
•Other assets were a use of cash of $141.5 million in fiscal 2026 compared to a source of cash of $15.2 million in fiscal 2025, primarily driven by the IEEPA tariff refund receivable recorded in the current year and higher prepaid assets when compared to the prior year.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $218.3 million in fiscal 2026 compared to a source of cash of $914.0 million in fiscal 2025, resulting in a $1.13 billion decrease in net cash provided by investing activities.
The $218.3 million use of cash in fiscal 2026 was primarily due to purchases of property and equipment of $166.0 million, and purchases of investments of $163.0 million partially offset by proceeds from the divestiture of the Stuart Weitzman Business of $109.1 million.
The $914.0 million source of cash in fiscal 2025 was primarily due to proceeds from maturities and sales of investments of $2.92 billion, partially offset by purchases of investments of $1.89 billion, mainly related to the proceeds of the Capri Acquisition Senior Notes.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $1.86 billion in fiscal 2026 as compared to a use of cash of $7.18 billion in fiscal 2025, resulting in a $5.31 billion decrease in net cash used in financing activities.
The $1.86 billion use of cash in fiscal 2026 was primarily due to repurchases of common stock of $1.55 billion.
The $7.18 billion use of cash in fiscal 2025 was primarily due to the repayment of debt of $7.16 billion, which mainly included the Capri Acquisition Senior Notes, use of cash of $2.02 billion under the Company's accelerated share repurchase program partially offset by proceeds from the issuance of debt of $2.25 billion.
Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was a decrease of $24.6 million as compared to an increase of $26.3 million in fiscal 2025.

Cash Flows - Fiscal 2025 Compared to Fiscal 2024
The comparison of fiscal 2025 to fiscal 2024 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 28, 2025, filed on August 14, 2025, within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Working Capital and Capital Expenditures
The following table presents our financial condition as of June 27, 2026 and June 28, 2025:

	June 27, 2026	June 28, 2025	Change
	(millions)
Cash and cash equivalents(1)	$974.7	$1,100.0	$(125.3)
Short-term investments(1)	177.3	19.6	157.7
Current debt(2)	—	(16.7)	16.7
Long-term debt(2)	(2,379.0)	(2,377.9)	(1.1)
Total, net	$(1,227.0)	$(1,275.0)	$48.0

(1)As of June 27, 2026, approximately 39% of our Cash and cash equivalents and Short-term investments were held outside the United States.
(2)Refer to Note 12, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of June 27, 2026:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Amended Revolving Credit Facility and Commercial Paper Program(1)(2)	$2,000.0	$—	$2,000.0
China Credit Facility(1)(3)	36.8	—	36.8

(1)Refer to Note 12, "Debt" for further information on these instruments.
(2)Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility. Accordingly, aggregate borrowings outstanding under the Commercial Paper Program and the Amended Revolving Credit Facility will not exceed $2.00 billion.
(3)The carrying amounts of the China Credit Facility include the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
We believe that our Amended Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of June 27, 2026, there were 18 financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe, at this time, that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
We have the ability to draw on our credit facilities or access other financing options available to us in the credit and capital markets for, among other things, acquisition or integration-related costs, our restructuring initiatives, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.

Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital and debt service requirements for fiscal 2027 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. As of June 27, 2026, the Company had no borrowings outstanding under the Commercial Paper Program. Refer to Note 12, "Debt" for further information.
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a Purchase Agreement to sell the Stuart Weitzman Business for a final aggregate purchase price of $109.1 million, which included customary adjustments for net working capital and indebtedness. The sale was completed on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures" for further information.
IEEPA Tariff Refund
On February 20, 2026, the U.S. Supreme Court ruled that tariffs collected under the IEEPA were invalid. The CIT subsequently ordered refunds for qualifying customs entries, including applicable interest. CBP established a phased administrative process for submitting refund claims for certain IEEPA tariffs.
During the fourth quarter of fiscal 2026, the Company received cash refunds related to the previously paid IEEPA tariffs of $2.1 million, of which $2.0 million was recognized as a reduction to Cost of sales and $0.1 million as a reduction to Selling, general and administrative expenses. In addition, as of June 27, 2026, the Company applied the loss recovery model and determined that the receipt of the remaining refunds of the previously paid IEEPA tariffs was probable. The Company estimates the amount of the probable refund to be $114.7 million, of which $96.2 million was recognized as a reduction to Cost of sales, $9.5 million was recorded as Accrued liabilities and $9.0 million was applied as a reduction to tariffs that remained in Inventory.
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
Capital Expenditures
Total capital expenditures and cloud computing implementation costs were $217.1 million in fiscal 2026. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Consolidated Balance Sheets.
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

During the three months ended June 27, 2026, the Company repurchased $300.0 million of common stock. During the fiscal year ended June 27, 2026, the Company repurchased $1.35 billion of common stock, $238.3 million under the 2022 Share Repurchase Program and $1.11 billion under the 2026 Share Repurchase Program. As of June 27, 2026, the Company had $1.89 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
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
Contractual and Other Obligations
Firm Commitments
As of June 27, 2026, the Company's contractual obligations are as follows:

	Total	Fiscal 2027	Fiscal 2028 – 2029	Fiscal 2030 – 2031	Fiscal 2032 and Beyond
	(millions)
Capital expenditure & cloud computing implementation commitments	$45.2	$45.2	$—	$—	$—
Inventory purchase obligations	768.2	768.2	—		—
Operating lease obligations	2,037.2	368.8	583.8	382.2	702.4
Debt repayment	2,396.6	—	396.6	750.0	1,250.0
Interest on outstanding debt(1)	640.4	111.1	197.7	151.3	180.3
Other	268.8	107.6	134.3	22.6	4.3
Total	$6,156.4	$1,400.9	$1,312.4	$1,306.1	$2,137.0

(1)    Interest on outstanding debt includes fixed interest expenses for unsecured notes. Refer to Note 12, "Debt," for further information.
We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing. Excluded from the above contractual obligations table is the non-current liability, including related interest and penalties, for unrecognized tax benefits of $150.0 million as of June 27, 2026, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. Besides the firm commitments noted above, the above table excludes other amounts included in current liabilities in the Consolidated Balance Sheets at June 27, 2026 as these items will be paid within one year and certain long-term liabilities not requiring cash payments.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees totaling $38.1 million as of June 27, 2026, primarily serving to collateralize our obligation to third parties for duties, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through calendar 2039.
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
Revenue Recognition
Revenue is recognized when the Company satisfies its performance obligations by transferring control of promised products or services to its customers, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
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
At June 27, 2026, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At June 27, 2026, a 10% change in the inventory reserve would not have resulted in a material change in inventory and cost of sales.

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount. The Company determined that there was no impairment in fiscal 2026 or fiscal 2024. During the fourth quarter of fiscal 2025, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis. The assessment concluded that the fair values of the Kate Spade reporting unit and indefinite-lived brand intangible asset did not exceed their respective carrying values due to a reduction in both current and future expected cash flows, which includes an estimated impact of cost increases due to changes in tariff and trade policies. Accordingly, during the fourth quarter of fiscal year 2025, the Company recorded $244.1 million of impairment charges related to goodwill for the Kate Spade reporting unit and $610.7 million of impairment charges related to the Kate Spade indefinite-lived brand intangible. Based on the annual assessment in fiscal 2026, the fair values of our Kate Spade brand reporting unit and brand intangibles exceeded their respective carrying values by approximately 30%.
Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all business channels and other initiatives aimed at increasing profitability of the business. If profitability trends decline during fiscal 2027 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
Based on the annual assessment in fiscal 2026 of the Coach brand reporting unit, the Company determined the fair values significantly exceeded their respective carrying values, therefore resulting in no impairment.
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
The Company recorded $7.8 million and $8.8 million of impairment charges within SG&A expense in the Consolidated Statement of Operations in fiscal 2026 and fiscal 2025, respectively.

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
A hypothetical 10% change in our stock-based compensation expense would not have had a material impact on our fiscal 2026 net income.
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
The Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns; these tax authorities may take a contrary position that could result in a significant impact on the Company's results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating tax positions and in determining the net realizable value of deferred tax assets.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward foreign currency exchange contracts. As of June 27, 2026 and June 28, 2025, the total notional values of outstanding forward foreign currency exchange contracts designated as cash flow hedges were $868.8 million and $735.0 million, respectively. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of June 27, 2026.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the British Pound, the Singapore Dollar and the Chinese Renminbi. To manage the exchange rate risk related to these balances, the Company enters into cross-currency swaps and forward foreign currency exchange contracts. As of June 27, 2026 and June 28, 2025, the total notional values of outstanding cross-currency swaps and forward foreign currency exchange contracts related to these loans, payables and receivables were $222.1 million and $157.0 million, respectively.
The fair value of outstanding cross-currency swaps and forward foreign currency exchange contracts included in current assets and long-term assets at June 27, 2026 and June 28, 2025 was $31.2 million and $6.8 million, respectively. The fair value of outstanding cross-currency swaps and forward foreign currency exchange contracts included in current liabilities and long-term liabilities at June 27, 2026 and June 28, 2025 was $11.3 million and $8.0 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.
The Company is also exposed to foreign currency exchange rate fluctuations with respect to net investment hedges. As of June 27, 2026 and June 28, 2025, we have multiple fixed-to-fixed cross-currency swap foreign exchange and forward foreign exchange agreements with aggregate notional amounts of $1.82 billion and $1.69 billion, respectively, predominantly to hedge our net investment in Euro-denominated subsidiaries, Japanese Yen-denominated subsidiaries and Chinese Renminbi-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and their local currencies. The fair values of outstanding derivative contracts related to net investment hedges included in current assets and long-term assets at June 27, 2026 and June 28, 2025 were $71.1 million and $15.6 million, respectively. The fair values of outstanding derivative contracts related to net investment hedges included in current liabilities and long-term liabilities at June 27, 2026 and June 28, 2025 were $221.1 million and $263.0 million, respectively. Under the term of the cross currency swap contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 5.5% to 7.9% in Euros, Japanese Yen and Chinese Renminbi for fixed rate payments of 5.5% to 7.9% in US Dollars and British Pounds.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts and net investment hedges. We assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 27, 2026, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $162 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items. Refer to Note 10, "Derivative Investments and Hedging Activities," for additional information.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its indebtedness and investments. Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Amended Revolving Credit Facility. Refer to Note 12, "Debt," for additional information.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the $2.00 billion Amended Revolving Credit Facility. Borrowings under the Amended Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) for borrowings in U.S. Dollars, either (a) an alternate base rate or (b) a term secured overnight financing rate, (ii) for borrowings in Euros, the Euro Interbank Offered Rate, (iii) for borrowings in Pounds Sterling, the Sterling Overnight Index Average Reference Rate and (iv) for borrowings in Japanese Yen, the Tokyo Interbank Offer Rate, plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt (subject to reduction for certain debt incurred in connection with a pending acquisition or for debt being discharged, satisfied or defeased), to (b) consolidated EBITDAR. Borrowings under the Amended Revolving Credit Facility are subject to interest rate risk due to changes in SOFR. A hypothetical 10% change in the Amended Revolving Credit Facility interest rates would have resulted in an immaterial change in interest expense in fiscal 2026.
The Company is exposed to changes in interest rates related to the fair value of the senior unsecured notes and enters into interest rate contracts to reduce exposure to changes in the fair value of certain fixed‑rate debt resulting from fluctuations in benchmark interest rates. As of June 27, 2026, we have interest rate contracts with an aggregate notional amount of $375.0 million, to hedge the changes to the fair value of our fixed-rate debt. Refer to Note 10, "Derivative Investments and Hedging Activities," for additional information.
The following table shows the estimated fair values of the senior unsecured notes at June 27, 2026 and June 28, 2025 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	June 27, 2026	June 28, 2025
	(millions)
4.125% Senior Notes due 2027	$394.9	$393.0
5.100% Senior Notes due 2030	757.4	756.8
3.050% Senior Notes due 2032	454.2	443.2
5.500% Senior Notes due 2035	757.7	748.2
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2026 and concluded that it was effective at the reasonable assurance level.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of June 27, 2026 as included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2026, the Company implemented a new human resources management and payroll accounting system, which resulted in an update to certain related internal controls.
Other than the human resources management and payroll accounting system implementation noted above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2026 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers during the quarter ended June 27, 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") and such information is incorporated by reference herein. The 2026 Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

Exhibit	Description
3.1	Articles of Incorporation, dated June 1, 2000, which is incorporated herein by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on June 16, 2000
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2005
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

10.2†
Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010

10.3†	Amendment to the Coach, Inc. 2010 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014
10.4†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 26, 2014

10.5†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 18, 2015), which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on September 25, 2015

10.6†
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

10.8†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 20, 2017), which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2017 Annual Meeting of the Stockholders, filed on September 29, 2017

10.9†
Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, filed on September 28, 2018

10.10*†	Form of Stock Option Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.11*†	Form of Restricted Stock Unit Award Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.12*†	Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.13†
Form of Stock Option Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 29, 2018

10.14†
Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 29, 2018

10.15†	Tapestry, Inc. 2018 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 10, 2018
10.16
Redemption Agreement and Amendment to Limited Liability Company Agreement, dated as of August 1, 2016, by and between Legacy Yards LLC, Coach Legacy Yards LLC and Podium Fund Tower C SPV LLC, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.17
Lease Agreement, dated as of August 1, 2016, by and between Coach, Inc. and Legacy Yards Tenant LP, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.18
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

10.20†
Tapestry, Inc. Severance Pay Plan for Vice Presidents and Above, Amended and Restated effective May 9, 2019, which is incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.21†
Tapestry, Inc. Special Severance Plan, effective August 12, 2019, which is incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.22†
Amended & Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed on September 27, 2019

10.23†
Second Amended and Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on September 25, 2020

10.24†
Letter Agreement, dated October 24, 2020 between the Registrant and Joanne Crevoiserat, incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020

10.25
First Amendment to Lease, dated as of March 12, 2021, between Legacy Yards Tenant LP, a Delaware limited partnership and the Registrant, incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q

10.26†	Letter Agreement, dated April 12, 2021, between the Registrant and Todd Kahn, incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q
10.27†	Letter Agreement, dated April 26, 2021, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q
10.28†	Letter Agreement, dated August 4, 2022, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2022
10.29†
Letter Agreement, dated August 11, 2023, between the Registrant and Denise Kulikowsky, incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025, filed August 14, 2025

10.30
Termination Agreement, dated November 13, 2024, by and among the Registrant, Sunrise Merger Sub, Inc. and Capri Holdings Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2024

10.31	Form of ASR Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2024
10.32
Credit Agreement dated as of May 22, 2025, among the Registrant, the foreign subsidiary borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 23, 2025

19.1	Insider Trading Policies and Procedures of the Registrant, which is incorporated by reference from Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on August 15, 2024
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Registrant's Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of the Registrant's Chief Financial Officer
32.1*	Section 1350 Certification of the Registrant's Chief Executive Officer

32.2*	Section 1350 Certification of the Registrant's Chief Financial Officer
97.1	Clawback Policy of the Registrant, which is incorporated by reference from Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on August 15, 2024
101.INS*	Inline XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
†    Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TAPESTRY, INC.

Date: August 13, 2026	By:	/s/ Joanne C. Crevoiserat
Name: Joanne C. Crevoiserat Title: Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 13, 2026.

Signature	Title

/s/ Joanne C. Crevoiserat	Chief Executive Officer, and Director
Joanne C. Crevoiserat	(Principal Executive Officer)

/s/ Scott A. Roe	Chief Financial Officer & Chief Operating Officer
Scott A. Roe	(Principal Financial Officer)

/s/ Manesh B. Dadlani	Corporate Controller
Manesh B. Dadlani	(Principal Accounting Officer)

/s/ Anne Gates	Independent Chair, Board of Directors
Anne Gates

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Elkins	Director
David Elkins

/s/ Johanna W. Faber	Director
Johanna W. Faber

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Kevin Hourican	Director
Kevin Hourican

/s/ Alan Lau	Director
Alan Lau

/s/ Pam Lifford	Director
Pam Lifford

/s/ Matt Madrigal	Director
Matt Madrigal

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tapestry, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of June 27, 2026 and June 28, 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 27, 2026, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2026 and June 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill and indefinite-lived brand intangible assets for impairment involves the comparison of carrying value to their respective fair values. The determination of the fair values requires management to make significant estimates and assumptions related to forecasts of future cash flows and growth rates, as well as discount rates. Changes in these assumptions could have a significant impact on either the fair values, the amount of any impairment charge, or both. As of the year ended June 27, 2026, the Kate Spade goodwill and indefinite-lived brand intangible assets had carrying amounts of $381.9 million and $699.1 million, respectively.
Given the significant judgments made by management to estimate the fair value of the Kate Spade operations used in both goodwill and indefinite-lived brand intangible fair value analyses, and the difference between their fair values and carrying values, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasts of future cash flows and growth rates and the selection of the discount rate, and market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts, discount rates, and market multiples used by management to estimate the fair values of the Kate Spade reporting unit and indefinite-lived brand intangible asset included the following, among others:

•We tested the effectiveness of management’s controls over Kate Spade’s goodwill and indefinite-lived brand intangible asset impairment evaluations, including controls over the forecasts of future Kate Spade revenue and profit margin, the selection of the discount rate and market multiples.
•We evaluated management’s ability to accurately project the forecasts by performing a retrospective review of actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s projected forecasts by:
◦Comparing the forecasts to information included in the Company’s communications to the Board of Directors, industry reports, and analyst reports for the Company and certain of its peer companies;
◦Comparing the forecasts to historical financial results;
◦Evaluating the impact of changes in the regulatory environment on management’s forecasts;
◦Conducting inquiries with management; and
◦Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation approaches for the Kate Spade reporting unit and the Kate Spade indefinite-lived brand intangible asset:
◦Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation;
◦Developing a range of independent estimates and comparing those to the discount rate selected by management;
◦Evaluating the reasonableness of the selected methodology to value the Kate Spade indefinite-lived brand intangible;
◦Evaluating the reasonableness of the selected guideline public companies as well as benchmarking the selected multiples against these guideline public companies;
◦Testing the source information underlying the determination of the market multiples;
◦Evaluating the acceptability of the weighting applied to value indications from different valuation techniques; and
◦Evaluating the implied equity premium and the market value of equity

/s/ Deloitte & Touche LLP
New York, New York
August 13, 2026

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tapestry, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 27, 2026, of the Company and our report dated August 13, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
August 13, 2026

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	June 27, 2026	June 28, 2025
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$974.7	$1,100.0
Short-term investments	177.3	19.6
Trade accounts receivable, less allowances for credit losses of $6.1 and $5.7, respectively	237.1	239.3
Inventories	826.2	860.7
Income tax receivable	269.3	277.3
Prepaid expenses	155.2	133.8
Other current assets	242.5	98.5
Assets held for sale	—	176.4
Total current assets	2,882.3	2,905.6
Property and equipment, net of accumulated depreciation of $1,264.2 and $1,215.0, respectively	502.1	489.5
Operating lease right-of-use assets	1,417.2	1,331.0
Goodwill	957.7	983.3
Intangible assets	716.5	719.6
Deferred income taxes	35.7	33.8
Other assets	180.2	117.7
Total assets	$6,691.7	$6,580.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$582.3	$456.1
Accrued liabilities	754.9	736.9
Current portion of operating lease liabilities	307.8	299.0
Current debt	—	16.7
Liabilities held for sale	—	48.2
Total current liabilities	1,645.0	1,556.9
Long-term debt	2,379.0	2,377.9
Long-term operating lease liabilities	1,266.2	1,205.6
Deferred income taxes	172.8	79.8
Other liabilities	536.6	502.5
Total liabilities	5,999.6	5,722.7

See Note 13 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value) issued and outstanding – 200.4 million and 208.1 million shares, respectively	2.0	2.1
Additional paid-in-capital	4,118.4	3,673.7
Retained earnings (accumulated deficit)	(3,209.7)	(2,556.8)
Accumulated other comprehensive income (loss)	(218.6)	(261.2)
Total stockholders’ equity	692.1	857.8
Total liabilities and stockholders’ equity	$6,691.7	$6,580.5
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 27, 2026	June 28, 2025	June 29, 2024
	(millions, except per share data)
Net sales	$8,004.2	$7,010.7	$6,671.2
Cost of sales	1,775.2	1,721.8	1,781.7
Gross profit	6,229.0	5,288.9	4,889.5
Other selling, general and administrative expenses	4,314.6	4,019.1	3,749.4
Impairment of goodwill and intangible assets	—	854.8	—
Operating income (loss)	1,914.4	415.0	1,140.1
Loss on extinguishment of debt	—	120.1	—
Interest expense, net	55.2	85.4	125.0
Other expense (income)	(1.4)	(6.6)	3.2
Income (loss) before provision for income taxes	1,860.6	216.1	1,011.9
Provision (benefit) for income taxes	332.9	32.9	195.9
Net income (loss)	$1,527.7	$183.2	$816.0
Net income (loss) per share:
Basic	$7.49	$0.84	$3.56
Diluted	$7.27	$0.82	$3.50
Shares used in computing net income (loss) per share:
Basic	204.0	216.8	229.2
Diluted	210.2	222.5	233.2
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	June 27, 2026	June 28, 2025	June 29, 2024
	(millions)
Net income (loss)	$1,527.7	$183.2	$816.0
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	17.8	(57.2)	22.2
Unrealized gains (losses) on available-for-sale investments, net	—	0.2	(0.2)
Foreign currency translation adjustments	24.9	(58.3)	22.0
Other	(0.1)	—	—
Other comprehensive income (loss), net of tax	42.6	(115.3)	44.0
Comprehensive income (loss)	$1,570.3	$67.9	$860.0
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2023	227.4	$2.3	$3,682.2	$(1,216.8)	$(189.9)	$2,277.8
Net income (loss)	—	—	—	816.0	—	816.0
Other comprehensive income (loss)	—	—	—	—	44.0	44.0
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.8	—	(5.4)	—	—	(5.4)
Share-based compensation	—	—	85.9	—	—	85.9
Repurchase of common stock, including excise tax	—	—	—	—	—	—
Dividends declared ($1.40 per share)	—	—	—	(321.4)	—	(321.4)
Balance at June 29, 2024	230.2	2.3	3,762.7	(722.2)	(145.9)	2,896.9
Net income (loss)	—	—	—	183.2	—	183.2
Other comprehensive income (loss)	—	—	—	—	(115.3)	(115.3)
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	6.3	—	119.6	—	—	119.6
Share-based compensation	—	—	91.4	—	—	91.4
Repurchase of common stock, including excise tax	(28.4)	(0.2)	(300.0)	(1,718.5)	—	(2,018.7)
Dividends declared ($1.40 per share)	—	—	—	(299.3)	—	(299.3)
Balance at June 28, 2025	208.1	2.1	3,673.7	(2,556.8)	(261.2)	857.8
Net income (loss)	—	—	—	1,527.7	—	1,527.7
Other comprehensive income (loss)	—	—	—	—	42.6	42.6
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	3.8	—	37.3	—		37.3
Share-based compensation	—	—	107.4	—	—	107.4
Repurchase of common stock, including excise tax	(11.5)	(0.1)	300.0	(1,854.5)	—	(1,554.6)
Dividends declared ($1.60 per share)	—	—	—	(326.1)	—	(326.1)
Balance at June 27, 2026	200.4	$2.0	$4,118.4	$(3,209.7)	$(218.6)	$692.1
See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 27, 2026	June 28, 2025	June 29, 2024
	(millions)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$1,527.7	$183.2	$816.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	160.8	162.9	174.0
Amortization of cloud computing arrangements	56.4	62.0	55.0
Impairment charges	—	854.8	—
Provision for bad debt	6.1	3.6	4.3
Loss on extinguishment of debt	—	120.1	—
Share-based compensation	104.5	87.3	85.9
Deferred income taxes	50.8	(139.8)	2.5
Changes to lease related balances, net	(19.3)	(35.0)	(42.6)
Other non-cash charges, net	(27.7)	(43.2)	(7.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(12.0)	8.8	(37.3)
Inventories	35.4	(108.2)	85.8
Accounts payable	131.6	(15.0)	49.1
Accrued liabilities	29.9	56.0	91.6
Other liabilities	75.8	3.9	(21.2)
Other assets	(141.5)	15.2	(0.1)
Net cash provided by (used in) operating activities	1,978.5	1,216.6	1,255.6
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(163.0)	(1,886.4)	(2,713.0)
Proceeds from maturities and sales of investments	1.6	2,923.1	1,676.3
Purchases of property and equipment	(166.0)	(122.7)	(108.9)
Proceeds from sale of business, net of cash divested	109.1	—	—
Settlement of net investment hedge	—	—	103.7
Net cash provided by (used in) investing activities	(218.3)	914.0	(1,041.9)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(326.1)	(299.3)	(321.4)
Repurchase of common stock	(1,554.6)	(1,718.7)	—
Share repurchase not yet settled	—	(300.0)	—
Proceeds from issuance of debt, net of discount	—	2,248.1	6,089.5
Payment of debt issuance costs	(0.5)	(13.4)	(78.3)
Payment of debt extinguishment costs	—	(63.5)	—
Repayment of debt	—	(7,163.3)	(468.8)
Proceeds from share-based awards	118.9	156.1	27.3
Taxes paid to net settle share-based awards	(81.6)	(36.5)	(32.7)
Proceeds from revolving credit facility	—	1,016.5	—
Repayment of revolving credit facility	(17.0)	(1,000.0)	—
Other financing activities	—	(1.2)	(1.2)
Net cash provided by (used in) financing activities	(1,860.9)	(7,175.2)	5,214.4
Effect of exchange rate changes on cash and cash equivalents	(24.6)	26.3	(12.2)
Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	(125.3)	(5,018.3)	5,415.9
Less: net increase (decrease) in cash classified within current assets held for sale	—	(23.7)	—
Net increase (decrease) in cash and cash equivalents	(125.3)	(5,042.0)	5,415.9
Cash and cash equivalents at beginning of year	1,100.0	6,142.0	726.1
Cash and cash equivalents at end of year	$974.7	$1,100.0	$6,142.0
Supplemental information:
Cash paid for income taxes, net	$200.7	$189.5	$200.1
Cash paid for interest	$241.6	$394.9	$262.8
Non-cash investing activity – property and equipment obligations	$35.2	$25.7	$15.1
 See accompanying Notes.

TAPESTRY, INC.
Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Tapestry, Inc. (the "Company") is a global house of iconic accessories and lifestyle brands uniting the magic of Coach and kate spade new york. Together, we stretch what’s possible – advancing brands further than they could go alone, expanding their reach to new geographies and generations. Inspired by our consumers, we create experiences and products that build lasting brand love and elevate everyday life.
The Coach and Kate Spade segments include global sales of products to customers through our direct-to-consumer ("DTC"), wholesale and licensing businesses. On August 4, 2025, the Company completed the previously announced sale of the Stuart Weitzman Business (defined below). Refer to Note 5, "Acquisitions and Divestitures," for further information.
2. BASIS OF PRESENTATION AND ORGANIZATION
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended June 27, 2026 (“fiscal 2026”) was a 52-week period. The fiscal year ended June 28, 2025 (“fiscal 2025”) was a 52-week period and the fiscal year ended June 29, 2024 (“fiscal 2024”) was a 52-week period. The fiscal year ending July 3, 2027 (“fiscal 2027”) will be a 53-week period.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
Valuation of Long-Lived Assets
Long-lived assets, such as Property and equipment and Operating lease right-of-use ("ROU") assets are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $7.8 million and $8.8 million of impairment charges within SG&A expense in the Consolidated Statement of Operations in fiscal 2026 and fiscal 2025, respectively.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount. The Company determined that there was no impairment in fiscal 2026. In fiscal 2025, the Company recorded a goodwill impairment charge of $244.1 million related to the Kate Spade reporting unit and an intangible impairment charge of $610.7 million related to the Kate Spade indefinite-lived brand intangible asset within Impairment of goodwill and intangible assets in the Consolidated Statement of Operations.
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of June 27, 2026 and June 28, 2025, $318.4 million and $272.8 million, respectively, was related to suppliers eligible to participate in the Company's SCF program. A rollforward of the outstanding obligations confirmed as valid under the SCF program, which are presented within Accounts payable on the Consolidated Balance Sheets, is presented below:

	June 27, 2026	June 28, 2025
	(millions)
Obligations outstanding, beginning of year	$272.8	$294.9
Invoices added during the year	1,412.9	1,455.2
Invoices settled during the year	(1,367.3)	(1,477.3)
Obligations outstanding, end of year	$318.4	$272.8

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2026 and fiscal 2025, the Company had asset retirement obligations of $65.0 million and $58.4 million, respectively, primarily classified within Other non-current liabilities in the Company's Consolidated Balance Sheets.
Revenue Recognition
Revenue is recognized when the Company satisfies its performance obligations by transferring control of promised products or services to its customers, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
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

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
Other Selling, General and Administrative ("SG&A") Expenses
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
Shipping and Handling
Shipping and handling costs for delivery of products to consumers were $209.6 million, $222.0 million and $221.1 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within Cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in Cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as digital and other media and production costs. In fiscal 2026, fiscal 2025 and fiscal 2024, advertising expenses for the Company totaled $962.5 million, $744.5 million and $616.8 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.
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
The Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns; these tax authorities may take a contrary position that could result in a significant impact on the Company's results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating tax positions and in determining the net realizable value of deferred tax assets.
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
The Company records all derivative contracts at fair value on the Consolidated Balance Sheets on a gross basis. As a result of the use of derivative instruments, the Company may be exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings, among other factors.
The fair values of the Company’s derivative instruments are based on the forward curves of the specific indices upon which settlement is based and include an adjustment for the counterparty's or Company’s credit risk. Judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.
Cash Flow Hedges
The Company enters into forward foreign currency exchange contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions. This primarily includes exposure to exchange rate fluctuations in Chinese Renminbi, Japanese Yen, Canadian Dollar and Euro. The derivative instrument gains (losses) are initially deferred in accumulated other comprehensive income ("AOCI") and subsequently recognized in the Consolidated Statements of Operations within Cost of sales, when the related inventory is sold to a third-party.
If it is determined that a derivative instrument has not been highly effective or will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings. Upon discontinuance of hedge accounting, amounts previously recorded in AOCI are recognized in earnings when the related hedged

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
Fair Value Hedges
The Company enters into cross-currency swaps to reduce its risks related to foreign exchange rate fluctuations associated with certain cross-currency intercompany loans. Changes in the fair value of the cross-currency swaps designated as fair value hedges are recognized within Other expense (income) on the Company's Consolidated Statement of Operations, which generally offset the adjustment to the carrying amount of the hedged item. The portion of the change in the fair value of designated cross-currency swap contracts attributable to the excluded component is recorded in AOCI and amortized to earnings within Other expense (income). If it is determined that a derivative instrument has not been highly effective or will continue not to be highly effective in hedging the designated exposure, any amounts associated with excluded components in AOCI would be reclassified into earnings immediately.
The Company also enters into interest rate contracts to reduce exposure to changes in the fair value of certain fixed‑rate debt resulting from fluctuations in benchmark interest rates. The gains and losses on the interest rate contracts designated as fair value hedges are recognized in the Consolidated Statements of Operations as Interest expense, net and are generally offset by corresponding changes in the fair value of the hedged liabilities. If it is determined that a derivative instrument has not been highly effective or will continue not to be highly effective in hedging the designated exposure, the hedged asset or liability is no longer adjusted for changes in fair value and any basis adjustment is amortized to earnings over the remaining term of the hedged item, unless the hedged item is derecognized, in which case the basis adjustment is recognized in earnings immediately. Additionally, any amounts associated with excluded components in AOCI are reclassified into earnings in the same manner.
For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.
Undesignated Hedges
The Company also enters into forward foreign currency exchange contracts, which are not designated as hedges, to reduce its risks related to exchange rate fluctuations associated with certain cross-currency intercompany loans and payables. The changes in the fair value of these instruments are recorded through earnings within Other expense (income) on the Company's Consolidated Statement of Operations, which offset the revaluation of the hedged underlying assets and liabilities.
For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
Foreign Currency
The functional currency of the Company's foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are included in the Consolidated Statements of Comprehensive Income as a component of Other comprehensive income (loss) (“OCI”) and in the Consolidated Statements of Stockholders’ Equity within AOCI.
The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency in earnings. Foreign currency transaction gains and losses also include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries.
Changes in Laws and Regulations
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
On February 20, 2026, the U.S. Supreme Court ruled that tariffs collected under the International Emergency Economic Powers Act ("IEEPA") were invalid. The U.S. Court of International Trade subsequently ordered refunds for qualifying customs entries, including applicable interest. U.S. Customs and Border Protection established a phased administrative process for submitting refund claims for certain IEEPA tariffs. During the fourth quarter of fiscal 2026, the Company received cash refunds related to the previously paid IEEPA tariffs of $2.1 million, of which $2.0 million was recognized as a reduction to Cost of sales and $0.1 million as a reduction to Selling, general and administrative expenses. In addition, as of June 27, 2026, the Company applied the loss recovery model and determined that the receipt of the remaining refunds of the previously paid IEEPA tariffs was probable. The Company estimates the amount of the probable refund to be $114.7 million, of which $96.2 million was recognized as a reduction to Cost of sales, $9.5 million was recorded as Accrued liabilities and $9.0 million was applied as a reduction to tariffs that remained in Inventory. The tariff refund receivable was recorded within Other current assets on the Consolidated Balance Sheets as of June 27, 2026.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning in fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 for fiscal year 2026 and applied its provisions on a prospective basis. Other than the enhanced disclosure requirements, ASU 2023-09 did not have an impact on the Company's consolidated financial statements. Refer to Note 15, "Income Taxes", for additional information.
Recently Issued Accounting Pronouncements
In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes amendments intended to more closely align hedge accounting with the economics of an entity's risk management activities. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2028 and for interim periods within fiscal year 2028. Early adoption is permitted and the amendments should be applied prospectively. The Company is currently evaluating the ASU to determine its impact on its consolidated financial statements and notes thereto.
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which modernizes the accounting for the costs of software developed for internal use and clarifies related disclosure requirements. The amendments remove all references to software development stages, requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments will be effective for the Company's annual reporting periods beginning in fiscal year 2029 and for interim periods within fiscal year 2029. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on its consolidated financial statements and notes thereto.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to improve

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
Other practical expedients elected by the Company include (i) assuming no significant financing component exists for any contract with a duration of one year or less, (ii) accounting for shipping and handling as a fulfillment activity within SG&A expense regardless of the timing of the shipment in relation to the transfer of control and (iii) excluding sales and value-added taxes from the transaction price.
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
Licensing
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby

TAPESTRY, INC.
Notes to Consolidated Financial Statements
generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended June 27, 2026.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2026
Coach	$4,205.4	$1,359.7	$790.0	$559.6	$6,914.7
Kate Spade	828.7	36.9	117.3	92.0	1,074.9
Stuart Weitzman	9.4	2.1	—	3.1	14.6
Total	$5,043.5	$1,398.7	$907.3	$654.7	$8,004.2
Fiscal 2025
Coach	$3,429.6	$970.2	$769.6	$429.1	$5,598.5
Kate Spade	933.3	43.7	125.1	95.0	1,197.1
Stuart Weitzman	153.6	45.8	0.4	15.3	215.1
Total	$4,516.5	$1,059.7	$895.1	$539.4	$7,010.7
Fiscal 2024
Coach	$3,078.7	$902.1	$771.4	$343.1	$5,095.3
Kate Spade	1,074.4	45.3	130.1	84.6	1,334.4
Stuart Weitzman	160.9	65.2	1.4	14.0	241.5
Total	$4,314.0	$1,012.6	$902.9	$441.7	$6,671.2

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR, and Macao SAR.
(2)    Other Asia includes Japan, Australia, Malaysia, South Korea, Singapore, and other countries primarily within Asia.
(3)    Other sales primarily represents sales in Europe and the Middle East as well as royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services and is primarily related to unredeemed gift cards, net of breakage, which have been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of June 27, 2026 and June 28, 2025 was $35.1 million and $38.0 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended June 27, 2026, net sales of $10.9 million were recognized from amounts recorded as deferred revenue as of June 28, 2025. For the fiscal year ended June 28, 2025, net sales of $24.2 million were recognized from amounts recorded as deferred revenue as of June 29, 2024.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
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
As of June 28, 2025, the Company determined that certain assets and liabilities related to the Company's Stuart Weitzman Business should be classified as held for sale. The Stuart Weitzman Business Divestiture did not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore does not qualify for presentation as a discontinued operation. The Stuart Weitzman Business Divestiture resulted in a final total pre-tax loss of $22.0 million, which represented the amount of the carrying value of the net assets over the amount of consideration received, less costs to sell. Of the final total pre-tax loss, $3.4 million was recorded during the fiscal year ended June 27, 2026 and $18.6 million was recorded during the fiscal year ended June 28, 2025.
During the fiscal year ended June 27, 2026, the Company incurred total pre-tax charges of $10.9 million primarily due to professional fees and severance costs, partially offset by income from the transition services agreement. These items were recorded in SG&A expenses mainly within the Corporate segment on the Company's Consolidated Statements of Operations.
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
There were no expenses incurred during the fiscal year ended June 27, 2026 in conjunction with the Capri Acquisition.
During the fiscal year ended June 28, 2025, the Company incurred $268.4 million in pre-tax expenses primarily related to Loss on extinguishment of debt as a result of the redemption of the Capri Acquisition Senior Notes recorded within Loss on extinguishment of debt on the Consolidated Statement of Operations, financing-related expenses recorded within Interest expense, net on the Consolidated Statement of Operations, expense reimbursement payment made to Capri recorded within SG&A expenses on the Consolidated Statement of Operations and professional fees recorded within SG&A expenses on the Consolidated Statement of Operations.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment(2)	Other(3)	Total
	(millions)
Balances at June 29, 2024	$57.1	$(0.2)	$(202.8)	$—	$(145.9)
Other comprehensive income (loss) before reclassifications	(17.6)	2.8	(41.5)	—	(56.3)
Less: amounts reclassified from accumulated other comprehensive income to earnings	39.6	2.6	16.8	—	59.0
Net current-period other comprehensive income (loss)	(57.2)	0.2	(58.3)	—	(115.3)
Balances at June 28, 2025	$(0.1)	$—	$(261.1)	$—	$(261.2)
Other comprehensive income (loss) before reclassifications	37.8	—	39.9	(0.1)	77.6
Less: amounts reclassified from accumulated other comprehensive income to earnings	20.0	—	15.0	—	35.0
Net current-period other comprehensive income (loss)	17.8	—	24.9	(0.1)	42.6
Balances at June 27, 2026	$17.7	$—	$(236.2)	$(0.1)	$(218.6)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(2.0) million and $0.7 million as of June 27, 2026 and June 28, 2025, respectively. The amounts reclassified from AOCI are net of tax of $(1.1) million and $(1.9) million as of June 27, 2026 and June 28, 2025, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $61.2 million, net of tax of $5.0 million as of June 27, 2026. The ending balance as of June 28, 2025 is a loss of $114.4 million, net of tax of $28.0 million.
(3)    The ending balance of AOCI relates to excluded components of derivative instruments designated as fair value hedges. The ending balance as of June 27, 2026 is a loss of $0.1 million, net of tax of $0.0 million.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
7. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	June 27, 2026(1)	June 28, 2025(1)	June 29, 2024
	(millions)
Share-based compensation expense	$107.4	$91.4	$85.9
Income tax benefit related to share-based compensation expense	22.9	18.7	17.5

(1)During fiscal years ended June 27, 2026 and June 28, 2025, the Company incurred $0.4 million and $2.7 million, respectively, of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business as well as $2.5 million and $1.4 million, respectively, of share-based compensation expense related to its Organizational Efficiency Costs.
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
Stock Options
A summary of stock option activity during the fiscal year ended June 27, 2026 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at June 28, 2025	5.2	$33.97
Granted	0.2	99.91
Exercised	(1.6)	32.60
Forfeited or expired	—	38.93
Outstanding at June 27, 2026	3.8	38.29	6.2	$406.1
Vested and expected to vest at June 27, 2026	3.8	38.25	6.2	404.1
Exercisable at June 27, 2026	2.1	32.63	5.0	241.5
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 27, 2026	June 28, 2025	June 29, 2024
Expected term (years)	5.0	4.9	5.0
Expected volatility	41.5%	40.9%	44.8%
Risk-free interest rate	3.9%	3.8%	4.5%
Dividend yield	1.4%	3.4%	4.2%
The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the

TAPESTRY, INC.
Notes to Consolidated Financial Statements
implied volatility from publicly traded options on the Company's stock. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Dividend yield is based on the expected annual dividend per share and the Company’s stock price as of the grant date.
The weighted-average grant-date fair value of options granted during fiscal 2026, fiscal 2025 and fiscal 2024 was $36.74, $12.11 and $10.35, respectively. The total intrinsic value of options exercised during fiscal 2026, fiscal 2025 and fiscal 2024 was $153.5 million, $106.9 million and $11.1 million, respectively. The total cash received from option exercises was $51.7 million, $121.3 million and $23.0 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $17.3 million, $18.4 million and $2.0 million, respectively.
At June 27, 2026, $15.4 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.3 years.
Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended June 27, 2026 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 28, 2025	4.5	$37.62
Granted	0.9	102.89
Vested	(1.8)	37.59
Forfeited	(0.3)	44.75
Non-vested at June 27, 2026	3.3	54.32
At June 27, 2026, $105.1 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2026, fiscal 2025 and fiscal 2024 was $102.89, $42.39 and $34.19, respectively. The total fair value of shares vested during fiscal 2026, fiscal 2025 and fiscal 2024 was $183.4 million, $92.6 million and $95.3 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended June 27, 2026 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 28, 2025	1.1	$36.34
Granted	0.3	112.38
Change due to performance condition achievement	0.1	41.56
Vested	(0.5)	35.41
Forfeited	—	45.45
Non-vested at June 27, 2026	1.0	$59.78
At June 27, 2026, $31.6 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2026, fiscal 2025 and fiscal 2024 was $112.38, $47.73 and $33.99, respectively. The total fair value of awards that vested during fiscal 2026, fiscal 2025 and fiscal 2024 was $46.1 million, $13.4 million and $0.0 million, respectively.

TAPESTRY, INC.
Notes to Consolidated Financial Statements
PRSUs are subject to a two-year and three-year cliff vesting contingent on the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSUs is based on the price of the Company's common stock on the date of grant.
In fiscal 2026, fiscal 2025 and fiscal 2024, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $35.1 million, $16.7 million and $15.3 million, respectively.
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.1 million and 0.2 million shares to employees in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Expected term (years)	0.5	0.5	0.5
Expected volatility	37.0%	35.7%	32.5%
Risk-free interest rate	4.0%	4.9%	5.4%
Dividend yield	1.6%	2.7%	3.9%
The weighted-average fair value of the purchase rights granted during fiscal 2026, fiscal 2025 and fiscal 2024 was $24.15, $13.48 and $8.45, respectively. The Company issues new shares for employee stock purchases.
8. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of June 27, 2026 and June 28, 2025:

	June 27, 2026			June 28, 2025
	Short-term	Long-term(2)	Total	Short-term	Long-term(2)	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$66.2	$—	$66.2	$—	$—	$—
Government securities – U.S.(1)	18.2	—	18.2	—	—	—
Corporate debt securities – U.S.(1)	65.0	—	65.0	—	—	—
Total Available-for-sale investments	$149..4	$—	$149.4	$—	$—	$—
Other:
Other	27.9	—	27.9	19.6	1.4	21.0
Total Investments	$177.3	$—	$177.3	$19.6	$1.4	$21.0

(1)These securities, as of period end, have maturity dates during their respective following fiscal years and are recorded at fair value.
(2)Long-term investments are presented within Other assets on the Consolidated Balance Sheets.
The Company recognized a pre-tax gain of $0.0 million and $2.6 million on available-for-sale investments during the fiscal years ended June 27, 2026 and June 28, 2025, respectively. These gains are included within Other expense (income) on the Consolidated Statements of Operations. Additionally, the Company had no material unrealized gains or losses on available-for-sale investments as of June 27, 2026 and June 28, 2025 included within Comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss).

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
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Consolidated Statement of Operations for the fiscal years ended June 27, 2026 and June 28, 2025:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$—	$1.2
Interest on lease liabilities(1)	—	0.1
Total finance lease cost	—	1.3
Operating lease cost	378.0	360.6
Short-term lease cost	15.4	22.8
Variable lease cost	232.1	204.8
Operating lease right-of-use impairment	0.8	3.0
Less: sublease income	(14.7)	(16.4)
Total net lease cost	$611.6	$576.1

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Consolidated Statement of Operations.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the fiscal year ended June 27, 2026 and June 28, 2025:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$423.2	$414.8
Operating cash flows from finance leases	—	0.1
Financing cash flows from finance leases	—	1.2
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	413.8	327.7
The following table provides a maturity analysis of the Company's operating lease liabilities recorded on the Consolidated Balance Sheets as of June 27, 2026:

June 27, 2026
(millions)
Fiscal 2027	$365.5
Fiscal 2028	306.8
Fiscal 2029	243.1
Fiscal 2030	197.5
Fiscal 2031	145.9
Fiscal 2032 and thereafter	588.6
Total operating lease payments	1,847.4
Less: imputed interest	(273.4)
Total operating lease liabilities	$1,574.0
The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of June 27, 2026 are as follows:

June 27, 2026
(millions)
Fiscal 2027	$14.8
Fiscal 2028	14.8
Fiscal 2029	15.3
Fiscal 2030	16.0
Fiscal 2031	16.0
Fiscal 2032 and thereafter	80.2
Total sublease income	$157.1
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases recorded on the Consolidated Balance Sheets as of June 27, 2026 and June 28, 2025:

	June 27, 2026	June 28, 2025
Operating leases:
Weighted average remaining lease term (years)	7.4	7.4
Weighted average discount rate	4.4%	4.4%
Additionally, the Company had approximately $189.8 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 27, 2026.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following tables provide information related to the Company's derivative instruments recorded on the Company's Consolidated Balance Sheets as of June 27, 2026 and June 28, 2025:

	Notional Value		Derivative Assets		Derivative Liabilities
			Fair Value		Fair Value
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(millions)
Designated as cash flow hedges
Foreign exchange risk(1)	$868.8	$735.0	$31.1	$6.5	$8.9	$7.9
Designated as net investment hedges
Foreign exchange risk(3)	1,819.6	1,690.0	71.1	15.6	221.1	263.0
Designated as fair value hedges
Foreign exchange risk(2)	103.8	—	—	—	2.4	—
Interest rate risk(2)	375.0	—	1.4	—	3.1	—
Undesignated hedges
Foreign exchange risk(1)	118.3	157.0	0.1	0.3	—	0.1
Total	$3,285.5	$2,582.0	$103.7	$22.4	$235.5	$271.0

(1)In Other Current Assets and Accrued Liabilities.
(2)In Other Assets and Other Liabilities.
(3)As of June 27, 2026, the Company recorded $7.1 million within Other Current Assets, $64.0 million within Other Assets, $2.1 million within Accrued Liabilities and $219.0 million within Other Liabilities. As of June 28, 2025, the Company recorded $15.6 million within Other Current Assets, $0.0 million within Other Assets, $6.9 million within Accrued Liabilities and $256.1 million within Other Liabilities.
The following tables provide the pretax impact of gains and losses from the Company's designated derivative instruments on its Consolidated Financial Statements for the fiscal years ended June 27, 2026, June 28, 2025 and June 29, 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Fiscal Year Ended
	June 27, 2026	June 28, 2025	June 29, 2024
	(millions)
Designated as cash flow hedges
Foreign exchange risk	$41.6	$(19.1)	$59.6
Interest rate risk	—	—	(10.4)
Designated as net investment hedges
Foreign exchange risk	94.7	(141.3)	74.3
Designated as fair value hedges
Foreign exchange risk	(0.1)	—	—
Total	$136.2	$(160.4)	$123.5

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Fiscal Year Ended
		June 27, 2026	June 28, 2025	June 29, 2024
		(millions)
Designated as cash flow hedges
Foreign exchange risk	Cost of Sales	$21.1	$42.4	$36.7
Interest rate risk	Other income (expense)	—	(0.9)	(9.5)
Designated as net investment hedges
Foreign exchange risk	Interest income (expense)	18.5	17.7	2.8
Total hedges		$39.6	$59.2	$30.0

	Amount of Net Gain (Loss) Recognized in Income
	Statement of Operations Classification	Fiscal Year Ended
		June 27, 2026	June 28, 2025	June 29, 2024
		(millions)
Designated as fair value hedges
Foreign exchange risk
Derivative designated as hedging instrument	Other income (expense)	$(2.3)	$—	$—
Amount excluded from hedge effectiveness	Other income (expense)	—	—	—
Interest rate risk
Hedged Item	Interest income (expense)	(1.7)	—	—
Derivative designated as hedging instrument	Interest income (expense)	1.7	—	—
Amount excluded from hedge effectiveness	Interest income (expense)	0.2	—	—
Designated as net investment hedges
Foreign exchange risk
Amount excluded from hedge effectiveness(1)	Interest income (expense)	31.0	28.9	28.7
Total hedges		$28.9	$28.9	$28.7

(1)Includes $18.5 million, $17.7 million and $2.8 million of interest income attributable to excluded components recorded in AOCI and reclassified into income during fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
The Company expects that $16.3 million of net derivative gain related to inventory purchases included in AOCI at June 27, 2026 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
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
Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. The Company does not have any Level 3 investments.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 27, 2026 and June 28, 2025:

	Level 1		Level 2
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(millions)
Assets:
Cash equivalents(1)	$106.8	$225.9	$—	$—
Short-term investments:
Commercial paper(2)	—	—	66.2	—
Government securities - U.S.(2)	18.2	—	—	—
Corporate debt securities - U.S.(2)	—	—	65.0	—
Other	—	—	27.9	19.6
Long-term investments:
Other	—	—	—	1.4
Derivative Assets:
Inventory-related instruments(3)	—	—	31.1	6.5
Net investment hedges(3)	—	—	71.1	15.6
Intercompany loans and payables(3)	—	—	0.1	0.3
Interest rate hedge instruments(3)	—	—	1.4	—
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$8.9	$7.9
Net investment hedges(3)	—	—	221.1	263.0
Intercompany loans and payables(3)	—	—	2.4	0.1
Interest rate hedge instruments(3)	—	—	3.1	—

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
(3)The fair value of these derivative instruments is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
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
The Company did not record goodwill or brand intangible asset impairment charges during the fiscal year ended June 27, 2026. During the fiscal year ended June 28, 2025, the Company recorded an impairment of $610.7 million to the Kate Spade indefinite-lived brand intangible and an impairment of $244.1 million to goodwill pertaining to the Kate Spade reporting unit. Refer to Note 14, "Goodwill and Other Intangible Assets" for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

During the fiscal year ended June 27, 2026, the Company recorded $7.0 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the fiscal year ended June 28, 2025, the Company recorded $5.8 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values.
During the fiscal year ended June 27, 2026, the Company recorded $0.8 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values. During the fiscal year ended June 28, 2025, the Company recorded $3.0 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	June 27, 2026	June 28, 2025
	(millions)
Current Debt:
China Credit Facility(1)	$—	$16.7
Total Current Debt	$—	$16.7

Long-Term Debt:
4.125% Senior Notes due 2027	396.6	396.6
5.100% Senior Notes due 2030	750.0	750.0
3.050% Senior Notes due 2032	500.0	500.0
5.500% Senior Notes due 2035	750.0	750.0
Total long-term debt	2,396.6	2,396.6
Less: Unamortized discount and debt issuance costs on senior notes	(15.9)	(18.7)
Less: Fair value basis adjustment(2)	(1.7)	—
Total long-term debt, net	$2,379.0	$2,377.9

(1)The amount outstanding under the China Credit Facility includes the impact of changes in the exchange rate of the United States Dollar against the Renminbi.
(2)Basis adjustment relates to the fair value hedge on a portion of the 5.500% Senior Notes due 2035. Refer to Note 10, "Derivative Instruments and Hedging Activities," for further information.
During fiscal 2026, 2025 and 2024 the Company recognized interest expense related to outstanding debt of $119.3 million, $271.2 million and $369.6 million, respectively.
During fiscal 2026 and fiscal 2024 there was no Loss on extinguishment of debt recognized by the Company. During fiscal 2025 the Company recognized Loss on extinguishment of debt of $120.1 million, primarily related to redemption premiums, as well as unamortized debt issuance costs and discounts, as a result of the redemption of the Capri Acquisition Senior Notes in the second quarter of fiscal 2025.
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
Borrowings under the Amended Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). During the second quarter of fiscal 2025, the Company executed $1.00 billion of borrowings under the Existing Revolving Credit Facility used to partially fund the share repurchases under the ASR Agreements and for general corporate purposes. Subsequently, on December 11, 2024, the Company issued $1.50 billion of senior unsecured notes (as defined below, the 2030 and 2035 Senior Notes) and the net proceeds were used in part to repay the borrowings under the Existing Revolving Credit Facility on December 11, 2024. There were no outstanding borrowings on the Amended Revolving Credit Facility as of June 27, 2026.
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
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. As of June 27, 2026, the Company had no borrowings outstanding under the Commercial Paper Program.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250.0 million (approximately $37 million), which includes a loan of up to RMB 85.0 million (approximately $13 million), a bank guarantee facility of up to RMB 15.0 million (approximately $2 million) and accounts payable financing of up to RMB 150.0 million (approximately $22 million). Borrowings under the China Credit Facility bear interest at rates based on the People’s Bank of China Loan Prime Rate plus an applicable margin, as determined at the time of each drawdown. As of June 27, 2026, the Company had no borrowings outstanding under the China Credit Facility.
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
Under the Amended Revolving Credit Facility, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00, which may be increased to 4.50:1.00 following the consummation of a material acquisition, subject to certain limitations set forth in the Amended Revolving Credit Facility. As of June 27, 2026, we were in compliance with these restrictions and covenants, met the required financial ratios and satisfied all debt-payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at June 27, 2026 and June 28, 2025 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	June 27, 2026	June 28, 2025
	(millions)
4.125% Senior Notes due 2027	$394.9	$393.0
5.100% Senior Notes due 2030	757.4	756.8
3.050% Senior Notes due 2032	454.2	443.2
5.500% Senior Notes due 2035	757.7	748.2

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Debt Maturities
As of June 27, 2026, the debt maturities for the next five fiscal years and thereafter are as follows:

Principal
(millions)
Fiscal Year
2027	$—
2028	396.6
2029	—
2030	750.0
2031	—
2032 and thereafter	1,250.0
Total	$2,396.6
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $38.1 million and $26.5 million outstanding at June 27, 2026 and June 28, 2025, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company’s obligations to third parties for duties, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Other
The Company had other contractual cash obligations as of June 27, 2026, including $768.2 million related to inventory purchase obligations, $45.2 million related to capital expenditure and cloud computing implementation commitments, $268.8 million of other purchase obligations, $2.40 billion of debt repayments and $640.4 million of interest payments on outstanding debt. Refer to Note 9, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
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
Although the Company's litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages, the Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material effect on the Company's business or consolidated financial statements. There have been no material developments with respect to any previously reported proceedings.
Following the previously disclosed termination of the proposed Merger Agreement, dated August 10, 2023, by and among the Company, Merger Sub and Capri, pursuant to which, among other things, Merger Sub would merge with and into Capri (the "Merger") with Capri surviving the Merger and continuing as a wholly owned subsidiary of the Company ("the Capri Acquisition"), two separate putative securities class actions were filed on December 23, 2024 and January 28, 2025, by plaintiff shareholders in the United States District Court for the District of Delaware against Capri and certain of its officers and against Tapestry and certain of its officers, alleging that during the respective class periods (between August 10, 2023 and October 24, 2024), Capri and Tapestry misrepresented and failed to disclose adverse facts about Capri’s business, operations, market dynamics, and the prospects for approval of the Capri Acquisition, which were known to defendants or recklessly disregarded by them. The complaints, which each allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, seek unspecified compensatory damages, costs and expenses, and equitable relief. On July 14, 2025, the Company moved to dismiss the complaint. On March 31, 2026, the United States District Court for the District of Delaware dismissed the complaint and claims without prejudice, and on April 30, 2026, the plaintiff shareholders filed an amendment. On June 15, 2026, the Company moved to dismiss the amended complaint. The Company intends to vigorously defend itself in these matters.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

14. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.
The Company determined there was no impairment in fiscal 2026 based on the annual assessment and no events occurring that would more likely than not reduce the fair value below its carrying amount.
During the fourth quarter of fiscal 2025, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis. The assessment concluded that the fair values of the Kate Spade reporting unit and indefinite-lived brand intangible asset did not exceed their respective carrying values due to a reduction in both current and future expected cash flows, which includes an estimated impact of cost increases due to changes in tariff and trade policies. Accordingly, during the three months ended June 28, 2025, the Company recorded a goodwill impairment charge of $244.1 million related to the Kate Spade reporting unit. The Company also recorded an impairment charge of $610.7 million related to the Kate Spade indefinite-lived brand intangible asset. The goodwill and brand intangible asset impairment charges were recorded within Impairment of goodwill and intangible assets on the Company's Consolidated Statement of Operations.
The estimated fair values of the Company’s reporting units are based on a weighted average of the income and market approaches. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline companies. The approach, which qualifies as Level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments, including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates and valuation multiples derived from comparable publicly traded companies.
Goodwill
The change in the carrying amount of the Company’s Goodwill by segment is as follows:

	Coach	Kate Spade	Total
	(millions)
Balance at June 29, 2024	$578.0	$626.1	$1,204.1
Impairment charges	—	(244.1)	(244.1)
Foreign exchange impact	19.5	3.8	23.3
Balance at June 28, 2025	597.5	385.8	983.3
Foreign exchange impact	(21.7)	(3.9)	(25.6)
Balance at June 27, 2026	$575.8	$381.9	$957.7
Intangible Assets
Intangible assets consist of the following:

	June 27, 2026			June 28, 2025
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$45.6	$(28.2)	$17.4	$45.6	$(25.1)	$20.5
Total intangible assets subject to amortization	45.6	(28.2)	17.4	45.6	(25.1)	20.5
Intangible assets not subject to amortization:
Trademarks and trade names(1)	699.1	—	699.1	699.1	—	699.1
Total intangible assets	$744.7	$(28.2)	$716.5	$744.7	$(25.1)	$719.6

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

(1)    Amount is net of accumulated impairment charges of $610.7 million as of June 27, 2026 and June 28, 2025 for Kate Spade indefinite-lived brand intangible asset.
Amortization expense for the Company’s definite-lived intangible assets was $3.1 million and $5.2 million for fiscal 2026 and fiscal 2025, respectively.
As of June 27, 2026, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal Year
Fiscal 2027	$3.0
Fiscal 2028	3.0
Fiscal 2029	3.0
Fiscal 2030	3.0
Fiscal 2031	3.0
Fiscal 2032	2.4
Total	$17.4
The expected amortization expense above reflects a remaining useful life of approximately 6.0 years for customer relationships.
15. INCOME TAXES
Taxes on Income
The United States and foreign income before provision for income taxes are as follows:

	Fiscal Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
	(millions)
United States (1)	$877.5	$(655.8)	$139.0
Foreign	983.1	871.9	872.9
Total income before provision for income taxes	$1,860.6	$216.1	$1,011.9

(1)The United States jurisdiction includes foreign pre-tax earnings allocated to the Company through its interest in a foreign partnership.
Current and deferred tax provision (benefit) are as follows:

	Fiscal Year Ended
	June 27, 2026		June 28, 2025		June 29, 2024
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$121.6	$44.2	$60.6	$(144.1)	$71.0	$14.2
Foreign	129.8	(2.1)	88.8	16.3	103.5	(14.6)
State	30.7	8.7	23.3	(12.0)	18.9	2.9
Total current and deferred tax provision (benefit)	$282.1	$50.8	$172.7	$(139.8)	$193.4	$2.5

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Tax Rate Reconciliation
The following table reconciles the provision for income taxes computed by applying the U.S. statutory rate to income before taxes to the actual provision for fiscal 2026. Refer to Note 3, "Significant Accounting Policies," for information regarding the Company's prospective adoption of ASU 2023-09.

	Fiscal Year Ended
	June 27, 2026
	Amount	Percentage
	(millions)
Tax expense at U.S. statutory rate	390.7	21.0%

State and local income taxes (1)	33.4	1.8
Effect of cross-border tax laws (2)
GILTI (3)	84.2	4.5
U.S. tax on branch income or loss	36.7	2.0
Other	(2.2)	(0.1)
Tax credits
Foreign tax credits	(111.3)	(6.0)
Other	(2.0)	(0.1)
Non-taxable or non-deductible items
Share-based compensation	(22.0)	(1.2)
Other	1.5	0.1
Foreign tax effects
Singapore
Effect of rates different than U.S. statutory rate	(124.6)	(6.7)
Qualified Domestic Minimum Top-up Tax ("QDMTT")	42.4	2.3
Other	7.3	0.4
Other foreign jurisdictions	(1.9)	(0.1)
Changes in unrecognized tax benefits	12.1	0.6
Other adjustments	(11.4)	(0.6)
Taxes at effective worldwide rates	$332.9	17.9%

(1)For the year ended June 27, 2026, state and local taxes primarily relate to California, New York City, New York, Florida, and Illinois.
(2)Excludes the impact of foreign tax credits.
(3)This item represents Global Intangible Low-Taxed Income ("GILTI").

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

In accordance with the disclosure requirements in effect prior to the adoption of ASU 2023-09, the provisions for income taxes computed by applying the U.S. statutory rate to income before taxes were reconciled to the actual provisions as follows:

	Fiscal Years Ended
	June 28, 2025		June 29, 2024
	Amount	Percentage	Amount	Percentage
	(millions)
Tax expense at U.S. statutory rate	$45.3	21.0%	$212.5	21.0%
State taxes, net of federal benefit	5.5	2.5	18.1	1.8
Effects of foreign operations(1)	19.8	9.2	20.5	2.0
Effects of tax credits, acquisition costs and reorganization costs	(95.5)	(44.2)	(64.6)	(6.4)
Effects of impairment(2)	51.3	23.7	—	—
Share-based compensation	(7.8)	(3.6)	2.3	0.2
Other, net	14.3	6.6	7.1	0.8
Taxes at effective worldwide rates	$32.9	15.2%	$195.9	19.4%

(1)This includes the tax related to GILTI. The Company has elected to account for the tax associated with GILTI as a period cost and, accordingly, has not recorded deferred taxes associated with GILTI.
(2)This item represents the effective tax-rate impact of the Kate Spade goodwill impairment activity recorded in the U.S. in fiscal 2025.
Cash Paid for Taxes
In connection with the Company’s prospective adoption of ASU 2023-09, cash paid for income taxes, net of refunds, was disaggregated as follows:

Fiscal Year Ended
June 27, 2026
(millions)
U.S. Federal	$84.6
U.S. State and local	30.3
Foreign
Singapore	38.4
China	12.4
Japan	12.3
Other	22.7
Cash paid for income taxes, net of refunds	$200.7

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred Taxes
The components of deferred tax assets and liabilities were:

	June 27, 2026	June 28, 2025
	(millions)
Share-based compensation	$17.3	$17.4
Reserves not deductible until paid	59.4	44.4
Employee benefits	33.6	41.9
Net operating loss	27.0	29.2
Prepaid expenses	0.5	—
Inventory	15.4	16.4
Lease liability	326.6	332.1
Other	—	66.9
Gross deferred tax assets	479.8	548.3
Valuation allowance	12.0	17.6
Deferred tax assets after valuation allowance	$467.8	$530.7

Goodwill	48.9	55.5
Other intangibles	178.0	163.4
Property and equipment	19.2	15.2
Foreign investments	50.8	38.7
Right-of-use assets	300.7	302.7
Prepaid expenses	—	1.2
Other	7.3	—
Gross deferred tax liabilities	604.9	576.7
Net deferred tax (liabilities) assets	$(137.1)	$(46.0)

Consolidated Balance Sheets Classification
Deferred income taxes – non-current asset	35.7	33.8
Deferred income taxes – non-current liability	(172.8)	(79.8)
Net deferred tax (liabilities) assets	$(137.1)	$(46.0)

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Unrecognized Tax Benefits
Significant judgment is required in determining the worldwide provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years, including those due to an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with uncertain tax positions. The provisions are analyzed at least quarterly.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	June 27, 2026	June 28, 2025	June 29, 2024
	(millions)
Balance at beginning of fiscal year	$110.7	$115.8	$91.8
Gross increase due to tax positions related to prior periods	4.4	15.9	20.5
Gross decrease due to tax positions related to prior periods	(2.6)	(15.5)	(0.9)
Gross increase due to tax positions related to current period	5.1	4.5	6.5
Decrease due to lapse of statutes of limitation	(0.4)	(2.4)	(2.1)
Decrease due to settlements with taxing authorities	(1.5)	(7.6)	—
Balance at end of fiscal year	$115.7	$110.7	$115.8
Of the $115.7 million ending gross unrecognized tax benefit balance as of June 27, 2026, $112.4 million relates to items which, if recognized, would impact the effective tax rate. Of the $110.7 million ending gross unrecognized tax benefit balance as of June 28, 2025, $107.1 million relates to items which, if recognized, would impact the effective tax rate. As of June 27, 2026 and June 28, 2025, gross interest and penalties payable was $34.3 million and $26.9 million, respectively, which are included in Other liabilities. During fiscal 2026, fiscal 2025 and fiscal 2024, the Company recognized gross interest and penalty expense of $7.5 million, $7.1 million and $9.5 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2018 through the present are open to examination in the U.S. federal jurisdiction, fiscal years 2018 through the present in select state jurisdictions and fiscal years 2019 through the present in select foreign jurisdictions. The Company is currently under U.S. federal audit for fiscal years 2018 through 2020. The IRS is examining carryback claims to fiscal 2014 through fiscal 2020 as part of Joint Committee procedures for tax refund claims. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, on previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of June 27, 2026, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $374.0 million and tax loss carryforwards of various foreign jurisdictions of $31.4 million. As of June 28, 2025, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $370.0 million and tax loss carryforwards of various foreign jurisdictions of $38.3 million. The state net operating loss carryforwards generally start to expire in fiscal 2027. The majority of the foreign net operating loss carryforwards may be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $12.0 million as of June 27, 2026 and $17.6 million as of June 28, 2025.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of June 27, 2026 and June 28, 2025 was $795.1 million and $1.33 billion, respectively. The Company intends to distribute $686.2 million of earnings that were previously subject to U.S. federal tax and has recorded a deferred tax liability of $1.9 million during fiscal 2026 for U.S. state taxes and foreign withholding taxes related to the future distribution. Based on the Company's current analysis, there is a further unrecognized deferred tax liability of approximately $4 million to $6 million on the remaining unremitted earnings.

16. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $13.6 million, $13.1 million and $12.7 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
17. SEGMENT INFORMATION
The Company has two reportable segments:
•Coach - Includes global sales primarily of Coach brand products to customers through our DTC, wholesale and licensing businesses.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through our DTC, wholesale and licensing businesses.
On August 4, 2025, the Company completed the sale of the Stuart Weitzman business and, as a result, determined it had two reportable segments on a prospective basis. Refer to Note 5, "Acquisitions and Divestitures," for further information.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes net sales, significant expenses and operating profit (loss) of each of the Company's segments and reconciliation to the Company's Income (loss) before provision for income taxes for fiscal 2026, fiscal 2025 and fiscal 2024:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Fiscal 2026
Net sales	$6,914.7	$1,074.9	$14.6	$8,004.2
Cost of sales(2)	1,402.5	365.8	6.9	1,775.2
Selling, general and administrative expenses(2)	2,971.0	719.1	8.7	3,698.8
Total segment operating profit (loss):	$2,541.2	$(10.0)	$(1.0)	$2,530.2
Unallocated corporate expenses(3)				615.8
Unallocated other charges, net(4)				53.8
Income (loss) before provision for income taxes				$1,860.6
Fiscal 2025
Net sales	$5,598.5	$1,197.1	$215.1	$7,010.7
Cost of sales(2)	1,226.0	399.1	96.7	1,721.8
Selling, general and administrative expenses(2)	2,497.2	1,567.2	133.8	4,198.2
Total segment operating profit (loss):	$1,875.3	$(769.2)	$(15.4)	$1,090.7
Unallocated corporate expenses(3)				675.7
Unallocated other charges, net(4)				198.9
Income (loss) before provision for income taxes				$216.1
Fiscal 2024
Net sales	$5,095.3	$1,334.4	$241.5	$6,671.2
Cost of sales(2)	1,219.9	463.2	98.6	1,781.7
Selling, general and administrative expenses(2)	2,224.3	738.6	164.1	3,127.0
Total segment operating profit (loss):	$1,651.1	$132.6	$(21.2)	$1,762.5
Unallocated corporate expenses(3)				622.4
Unallocated other charges, net(4)				128.2
Income (loss) before provision for income taxes				$1,011.9

(1)    During fiscal 2026, Stuart Weitzman Net sales, Cost of sales and Selling, general and administrative expenses represent results for the period prior to the sale on August 4, 2025.
(2)    Significant expense categories that are regularly provided to the CODM, or easily computable from information that is regularly provided to the CODM. SG&A expenses include Other selling, general and administrative expenses and Impairment of goodwill and intangible assets on the Company's Consolidated Statement of Operations.
(3)     Unallocated corporate expenses represent certain corporate expenses that are not directly attributable to a segment.
(4)    Includes Loss on extinguishment of debt, Interest expense, net and Other expense (income).

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense of each of the Company's segments for fiscal 2026, fiscal 2025, and fiscal 2024:

	Fiscal Year Ended
	June 27, 2026(3)	June 28, 2025(3)	June 29, 2024
	(millions)
Depreciation and amortization expense(1):
Coach	$97.3	$91.2	$88.0
Kate Spade	33.4	34.1	41.6
Stuart Weitzman	0.3	6.1	10.6
Total segment depreciation and amortization expense:	131.0	131.4	140.2
Unallocated corporate(2)	41.2	36.0	33.8
Total Depreciation and amortization expense:	$172.2	$167.4	$174.0

(1)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(2)    Unallocated corporate, which is not a reportable segment, represents certain depreciation and amortization costs that are not directly attributable to a segment.
(3)    For the fiscal year ended June 27, 2026, depreciation and amortization expense includes $1.4 million of costs related to the Company's distribution network optimization efforts recorded within the Kate Spade segment, $0.9 million of impairment charges in connection with the sale of the Stuart Weitzman Business recorded within Unallocated corporate and $9.1 million of costs related to the Company's organizational efficiency efforts, of which $5.6 million was recorded within Unallocated corporate and $3.5 million was recorded within the Kate Spade segment.
For the fiscal year ended June 28, 2025, depreciation and amortization expense includes $2.7 million of impairment charges in connection with the sale of the Stuart Weitzman Business of which $2.1 million was recorded within Unallocated corporate and $0.6 million was recorded within the Stuart Weitzman segment and $1.8 million of costs related to the Company's organizational efficiency efforts, recorded within Unallocated corporate. Refer to Note 5, "Acquisitions and Divestitures," for further information.
There were no impairment charges in fiscal 2026 or fiscal 2024 for brand intangible assets and goodwill. Impairment charges in fiscal 2025 include $854.8 million of brand intangible and goodwill impairment charges for the Kate Spade reportable segment. Refer to Note 14, "Goodwill and Other Intangible Assets," for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table disaggregates Net sales for each of the Company's product categories by segment in fiscal 2026, fiscal 2025, and fiscal 2024:

	Fiscal Year Ended
	June 27, 2026		June 28, 2025		June 29, 2024
	Amount	% of Total segment net sales	Amount	% of Total segment net sales	Amount	% of Total segment net sales
	(millions)
Coach
Handbags	$4,016.3	58.1%	$3,223.3	57.6%	$2,889.9	56.7%
Accessories	1,991.8	28.8	1,539.5	27.5	1,407.9	27.6
Footwear	408.5	5.9	342.5	6.1	326.0	6.4
Other	498.1	7.2	493.2	8.8	471.5	9.3
Total Coach	$6,914.7	100.0%	$5,598.5	100.0%	$5,095.3	100.0%

Kate Spade
Handbags	$594.9	55.3%	$623.0	52.1%	$721.0	54.0%
Accessories	241.1	22.4	269.8	22.5	307.0	23.0
Footwear	48.1	4.5	55.2	4.6	57.4	4.3
Other	190.8	17.8	249.1	20.8	249.0	18.7
Total Kate Spade	$1,074.9	100.0%	$1,197.1	100.0%	$1,334.4	100.0%

Stuart Weitzman(1)	$14.6	100.0%	$215.1	100.0%	$241.5	100.0%

Tapestry
Handbags	$4,611.2	57.6%	$3,846.3	54.9%	$3,610.9	54.1%
Accessories	2,232.9	27.9	1,809.3	25.8	1,714.9	25.7
Footwear(1)	471.2	5.9	612.8	8.7	624.9	9.4
Other	688.9	8.6	742.3	10.6	720.5	10.8
Total Tapestry	$8,004.2	100.0%	$7,010.7	100.0%	$6,671.2	100.0%

(1)All Stuart Weitzman net sales are included within the Tapestry Footwear category. For the year ended June 27, 2026, Stuart Weitzman net sales were for the period prior to the sale on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures," for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Geographic Area Information
Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net, right-of-use assets and other assets.

	United States	Greater China(2)	Japan	Other(3)	Total
	(millions)
Fiscal 2026
Net sales(1)	$4,697.4	$1,398.7	$465.7	$1,442.4	$8,004.2
Long-lived assets	1,525.5	149.1	113.9	310.9	2,099.4
Fiscal 2025
Net sales(1)	$4,208.1	$1,059.7	$514.8	$1,228.1	$7,010.7
Long-lived assets	1,431.7	142.3	105.1	257.7	1,936.8
Fiscal 2024
Net sales(1)	$3,949.7	$1,012.6	$554.4	$1,154.5	$6,671.2
Long-lived assets	1,533.7	151.8	94.0	210.0	1,989.5

(1)Includes net sales from our global travel retail business in locations within the specified geographic area.
(2)Greater China includes sales in mainland China, Taiwan, Hong Kong SAR, and Macao SAR.
(3)Other includes sales in Europe, Canada, Australia, Malaysia, South Korea, Singapore and other countries primarily in Asia as well as royalties earned from the Company's licensing partners.
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025	June 29, 2024
	(millions, except per share data)
Net income (loss)	$1,527.7	$183.2	$816.0

Weighted-average basic shares	204.0	216.8	229.2
Dilutive securities:
Effect of dilutive securities	6.2	5.7	4.0
Weighted-average diluted shares	210.2	222.5	233.2

Net income (loss) per share:
Basic	$7.49	$0.84	$3.56
Diluted	$7.27	$0.82	$3.50
At June 27, 2026 and June 28, 2025, there were no options to purchase shares of common stock outstanding but not included in the computation of diluted earnings per share with an exercise price greater than the average market price of the common shares.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

At June 29, 2024, options to purchase 1.3 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $41.82 to $51.38, were greater than the average market price of the common shares.
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 27, 2026, June 28, 2025 and June 29, 2024, there were approximately 0.6 million, 0.7 million and 0.8 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	June 27, 2026	June 28, 2025
	(millions)
Property and equipment
Land and building	$8.1	$8.1
Machinery and equipment	50.6	53.0
Software and computer equipment	542.5	564.1
Furniture and fixtures	302.8	288.1
Leasehold improvements	793.6	750.4
Construction in progress	68.7	40.8
Less: accumulated depreciation	(1,264.2)	(1,215.0)
Total property and equipment, net	$502.1	$489.5
Accrued liabilities
Payroll and employee benefits	$238.1	$224.4
Accrued freight	85.1	38.3
Accrued marketing	47.9	84.1
Other accrued liabilities	383.8	390.1
Total accrued liabilities	$754.9	$736.9
Other liabilities
Gross unrecognized tax benefit	115.7	110.7
Long-term derivative liabilities	224.5	256.1
Other	196.4	135.7
Total other liabilities	$536.6	$502.5

TAPESTRY, INC.
Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 27, 2026, June 28, 2025 and June 29, 2024

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Write-offs/ Allowances Taken	Other(1)	Balance at End of Year
	(millions)
Fiscal 2026
Allowance for credit losses	$6.7	$6.1	$(5.7)	$(1.0)	$6.1
Allowance for returns	15.7	13.4	(6.6)	(7.4)	15.1
Allowance for markdowns	12.2	13.7	(11.3)	(4.2)	10.4
Valuation allowance	17.6	—	(5.6)	—	12.0
Total	$52.2	$33.2	$(29.2)	$(12.6)	$43.6
Fiscal 2025
Allowance for credit losses(2)	$6.9	$3.6	$(3.8)	$—	$6.7
Allowance for returns(2)	11.2	17.3	(12.8)	—	15.7
Allowance for markdowns(2)	9.6	17.4	(14.8)	—	12.2
Valuation allowance	32.1	—	(14.5)	—	17.6
Total	$59.8	$38.3	$(45.9)	$—	$52.2
Fiscal 2024
Allowance for credit losses	$5.8	$4.3	$(3.2)	$—	$6.9
Allowance for returns	15.3	10.4	(14.5)	—	11.2
Allowance for markdowns	11.3	14.9	(16.6)	—	9.6
Valuation allowance	34.3	—	(2.2)	—	32.1
Total	$66.7	$29.6	$(36.5)	$—	$59.8

(1)    Other represents balances related to the Stuart Weitzman Business which was sold on August 4, 2025. Refer to Note 5, "Acquisitions and Divestitures," for additional information.
(2)    Fiscal 2025 balances at end of year for Allowance for credit losses, Allowance for returns and Allowance for markdowns include balances for the Stuart Weitzman Business of $1.0 million, $7.4 million, and $4.2 million, respectively, which are presented in the Consolidated Balance Sheet as Assets held for sale as of June 28, 2025. Refer to Note 5, "Acquisitions and Divestitures," for further information.