Form 10-Q
period 2026-09-26
TAPESTRY, INC.
filed 2026-11-05
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 23, 2026, the Registrant had 196,516,496 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.
INDEX

In this Form 10-Q, references to “we,” “our,” “us,” “Tapestry” and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to “Coach,” “Kate Spade” or “Kate Spade New York” refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "could," "if," "continue," "projection," "assumption," "should," "expect," "goal," “target,” "trend," "anticipate," "intend," "estimate," "future," "plan," "potential," "position," "build," "fuel," "deliver," "ignite," "aim," "believe," "seek," "will," "would," "uncertain," "achieve," "growth," "forecast," "outlook," "commit," "innovation," "drive," "leverage," "generate," “lead,” “sustain,” “accelerate,” “advancing,” “expanding,” “create,” “elevate,” “prioritize,” “momentum,” “monitor,” “mitigate,” “optimization,” “foreseeable,” “future-proof,” "Amplify," “2028 growth strategy,” "we stretch what’s possible," similar expressions, and variations or negatives of these words. They include, without limitation, statements regarding future anticipated capital expenditures. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of economic conditions, recession and inflationary measures; (ii) the impact of international trade disputes and the risks associated with potential changes to international trade and policy agreements, including the imposition or threat of imposition of new or increased tariffs or retaliatory tariffs implemented by countries where our manufacturers are located as well as the imposition of additional duties on the products we import; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) our ability to anticipate consumer preferences, retain the value of our brands and respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (v) the impact of tax and other legislation; (vi) the ability to successfully implement the initiatives under our Amplify strategy; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to successfully identify and implement any sales, acquisitions or strategic transactions on attractive terms or at all; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (x) our ability to control costs; (xi) the effect of seasonal and quarterly fluctuations on our sales or operating results; (xii) the risks associated with cyber security threats, privacy or data security breaches, and the development, use, governance and regulation of artificial intelligence technologies; (xiii) our ability to satisfy our outstanding debt obligations or incur additional indebtedness; (xiv) the risks associated with climate change and other corporate responsibility issues; (xv) our ability to protect against infringement of our trademarks and other proprietary rights; (xvi) the impact of pending and potential future legal proceedings and (xvii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2026	June 27, 2026
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$599	$975
Short-term investments	183	177
Trade accounts receivable, less allowances for credit losses of $7 and $6, respectively	343	237
Inventories	1,055	826
Income tax receivable	307	269
Prepaid expenses	153	155
Other current assets	101	243
Total current assets	2,741	2,882
Property and equipment, net of accumulated depreciation of $1,303 and $1,264, respectively	507	502
Operating lease right-of-use assets	1,512	1,417
Goodwill	966	958
Intangible assets	716	717
Deferred income taxes	36	36
Other assets	137	180
Total assets	$6,615	$6,692
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$679	$582
Accrued liabilities	633	755
Current portion of operating lease liabilities	301	308
Current debt	597	—
Total current liabilities	2,210	1,645
Long-term debt	1,960	2,379
Long-term operating lease liabilities	1,371	1,266
Deferred income taxes	183	173
Other liabilities	547	537
Total liabilities	6,271	6,000

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.00 billion shares; $0.01 par value per share) issued and outstanding - 197.8 million and 200.4 million shares, respectively	2	2
Additional paid-in-capital	4,118	4,118
Retained earnings (accumulated deficit)	(3,545)	(3,210)
Accumulated other comprehensive income (loss)	(231)	(218)
Total stockholders' equity	344	692
Total liabilities and stockholders' equity	$6,615	$6,692
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 26, 2026	September 27, 2025
	(millions, except per share data)
	(unaudited)
Net sales	$1,894	$1,705
Cost of sales	406	404
Gross profit	1,488	1,301
Selling, general and administrative expenses	1,064	973
Operating income (loss)	424	328
Interest expense, net	13	13
Other expense (income)	—	(4)
Income (loss) before provision for income taxes	411	319
Provision (benefit) for income taxes	51	44
Net income (loss)	$360	$275
Net income (loss) per share:
Basic	$1.81	$1.32
Diluted	$1.76	$1.28
Shares used in computing net income (loss) per share:
Basic	199.3	207.6
Diluted	204.5	215.5
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 26, 2026	September 27, 2025
	(millions)
	(unaudited)
Net income (loss)	$360	$275
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(9)	13
Foreign currency translation adjustments	(5)	20
Other	1	—
Other comprehensive income (loss), net of tax	(13)	33
Comprehensive income (loss)	$347	$308
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 26, 2026	September 27, 2025
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$360	$275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40	37
Amortization of cloud computing arrangements	14	14
Provision for bad debt	2	1
Share-based compensation	31	22
Deferred income taxes	15	59
Changes to lease related balances, net	3	(6)
Other non-cash charges, net	(14)	3
Changes in operating assets and liabilities:
Trade accounts receivable	(106)	(46)
Inventories	(222)	(161)
Accounts payable	95	34
Accrued liabilities	(124)	(71)
Other liabilities	(7)	6
Other assets	110	(54)
Net cash provided by (used in) operating activities	197	113
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of investments	(21)	(9)
Proceeds from maturities and sales of investments	16	1
Purchases of property and equipment	(48)	(32)
Proceeds from sale of business, net of cash divested	—	109
Net cash provided by (used in) investing activities	(53)	69
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of dividends	(92)	(83)
Repurchase of common stock	(603)	(698)
Payment of debt issuance costs	—	(1)
Proceeds from/(Repayments of) commercial paper, net	200	240
Proceeds from share-based awards	73	70
Taxes paid to net settle share-based awards	(104)	(79)
Net cash provided by (used in) financing activities	(526)	(551)
Effect of exchange rate changes on cash and cash equivalents	6	(12)
Net increase (decrease) in cash and cash equivalents	(376)	(381)
Cash and cash equivalents at beginning of period	975	1,100
Cash and cash equivalents at end of period	$599	$719
Supplemental information:
Cash paid for income taxes, net	$76	$35
Cash paid for interest	$76	$83
Noncash investing activity - property and equipment obligations	$29	$31
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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2026 ("fiscal 2026") and other filings with the SEC.
In the first quarter of fiscal 2027, the Company changed the presentation in the condensed consolidated financial statements and related disclosures to whole millions from the historical presentation of tenths of millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
The results of operations, cash flows and comprehensive income for the three months ended September 26, 2026 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 3, 2027 ("fiscal 2027").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2027 will end on July 3, 2027 and will be a 53-week year. Fiscal 2026, which ended on June 27, 2026, was a 52-week year. The first quarter of fiscal 2027, which ended on September 26, 2026 and the first quarter of fiscal 2026, which ended on September 27, 2025, were both 13-week periods.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
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
Supplier Finance Program
To improve our working capital efficiency, the Company makes available to certain suppliers a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. The Company does not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by suppliers’ participation in the program. As of September 26, 2026 and June 27, 2026, $503 million and $318 million, respectively, were related to suppliers eligible to participate in the Company's SCF program and are presented within Accounts payable on the Condensed Consolidated Balance Sheets.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended September 26, 2026
Coach	$930	$379	$192	$160	$1,661
Kate Spade	180	6	25	22	233
Total	$1,110	$385	$217	$182	$1,894
Three Months Ended September 27, 2025
Coach	$869	$260	$173	$128	$1,430
Kate Spade	200	9	26	25	260
Stuart Weitzman	10	2	—	3	15
Total	$1,079	$271	$199	$156	$1,705

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Australia, South Korea, Malaysia, Singapore, and other countries primarily within Asia.
(3)    Other sales primarily represents sales in Europe and the Middle East as well as royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of September 26, 2026 and June 27, 2026 was $43 million and $35 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended September 26, 2026, net sales of $4 million were recognized from amounts recorded as deferred revenue as of June 27, 2026. For the three months ended September 27, 2025, net sales of $2 million were recognized from amounts recorded as deferred revenue as of June 28, 2025.
5. ACQUISITIONS AND DIVESTITURES
Stuart Weitzman Business Divestiture
On February 16, 2025, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Caleres, Inc. (the “Purchaser”) to sell the Stuart Weitzman Business (as defined below). The sale was completed on August 4, 2025 (the "Stuart Weitzman Business Divestiture"). The Purchaser acquired certain assets and liabilities of the Company's global business of designing, manufacturing, promotion, marketing, production, distribution, sales and licensing of Stuart Weitzman branded products (the "Stuart Weitzman Business") for a final aggregate purchase price of $109 million, which included customary adjustments for net working capital and indebtedness.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade(1)	Total
	(millions)
Balance at June 27, 2026	$576	$382	$958
Foreign exchange impact	7	1	8
Balance at September 26, 2026	$583	$383	$966
(1)    Amount is net of accumulated impairment charges of $244 million as of September 26, 2026 and June 27, 2026.
Intangible Assets
Intangible assets consist of the following:

	September 26, 2026			June 27, 2026
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$46	$(29)	$17	$46	$(28)	$18
Total intangible assets subject to amortization	46	(29)	17	46	(28)	18
Intangible assets not subject to amortization:
Trademarks and trade names(1)	699	—	699	699	—	699
Total intangible assets	$745	$(29)	$716	$745	$(28)	$717

(1)    Amount is net of accumulated impairment charges of $611 million as of September 26, 2026 and June 27, 2026 for Kate Spade indefinite-lived brand intangible asset.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
7. STOCKHOLDERS' EQUITY
Stock Repurchase Program
2026 Share Repurchase Program
On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"). During the three months ended September 26, 2026, the Company repurchased $600 million of common stock. As of September 26, 2026, the Company had $1.29 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 28, 2025	208.1	$2	$3,674	$(2,557)	$(261)	$858
Net income (loss)	—	—	—	275	—	275
Other comprehensive income (loss)	—	—	—	—	33	33
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.3	—	(9)	—	—	(9)
Share-based compensation	—	—	24	—	—	24
Repurchase of common stock including excise tax	(4.7)	—	300	(998)	—	(698)
Dividends declared ($0.40 per share)	—	—	—	(83)	—	(83)
Balance at September 27, 2025	205.7	$2	$3,989	$(3,363)	$(228)	$400

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2026	200.4	$2	$4,118	$(3,210)	$(218)	$692
Net income (loss)	—	—	—	360	—	360
Other comprehensive income (loss)	—	—	—	—	(13)	(13)
Shares issued, pursuant to share-based compensation arrangements, net of shares withheld for taxes	2.0	—	(31)	—	—	(31)
Share-based compensation	—	—	31	—	—	31
Repurchase of common stock, including excise tax	(4.6)	—	—	(603)	—	(603)
Dividends declared ($0.4625 per share)	—	—	—	(92)	—	(92)
Balance at September 26, 2026	197.8	$2	$4,118	$(3,545)	$(231)	$344

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Cumulative Translation Adjustment(2)	Other(3)	Total
	(millions)
Balances at June 28, 2025	$—	$(261)	$—	$(261)
Other comprehensive income (loss) before reclassifications	16	23	—	39
Less: amounts reclassified from accumulated other comprehensive income to earnings	3	3	—	6
Net current-period other comprehensive income (loss)	13	20	—	33
Balances at September 27, 2025	$13	$(241)	$—	$(228)

Balances at June 27, 2026	$18	$(236)	$—	$(218)
Other comprehensive income (loss) before reclassifications	(6)	1	1	(4)
Less: amounts reclassified from accumulated other comprehensive income to earnings	3	6	—	9
Net current-period other comprehensive income (loss)	(9)	(5)	1	(13)
Balances at September 26, 2026	$9	$(241)	$1	$(231)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $(1) million and $(1) million as of September 26, 2026 and September 27, 2025, respectively. The amounts reclassified from AOCI are net of tax of less than $1 million as of September 26, 2026 and September 27, 2025, respectively.
(2)    The ending balances of AOCI related to the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations as included in foreign currency translation adjustments are a loss of $81 million, net of tax of $12 million as of September 26, 2026. The ending balance as of September 27, 2025 is a loss of $80 million, net of tax of $15 million.
(3)    The ending balance of AOCI relates to excluded components of derivative instruments designated as fair value hedges. The ending balance as of September 26, 2026 is a gain of $1 million, net of tax of less than $1 million.
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
The Company expects that $11 million of net derivative gain related to inventory purchases included in AOCI at September 26, 2026 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
Net Investment Hedges
The Company enters into cross-currency swaps and forward foreign currency exchange contracts to reduce its risks related to exchange rate fluctuations on net investments in foreign subsidiaries, including our Euro, Japanese Yen and Chinese Renminbi denominated subsidiaries, against future volatility in the exchange rates between the United States dollar and their local currencies. The related gains (losses) are deferred within cumulative translation adjustment (“CTA”) in AOCI until the net investment is sold or liquidated, and current maturity dates range from March 2035 to November 2039.
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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
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
The following tables provide information related to the Company's derivative instruments recorded on the Company's Condensed Consolidated Balance Sheets as of September 26, 2026 and June 27, 2026:

	Notional Value		Derivative Assets		Derivative Liabilities
			Fair Value		Fair Value
	September 26, 2026	June 27, 2026	September 26, 2026	June 27, 2026	September 26, 2026	June 27, 2026
	(millions)
Designated as cash flow hedges
Foreign exchange risk(1)	$903	$869	$21	$31	$9	$9
Designated as net investment hedges
Foreign exchange risk(3)	1,797	1,820	29	71	198	221
Designated as fair value hedges
Foreign exchange risk(2)	104	104	1	—	1	2
Interest rate risk(2)	500	375	—	1	25	3
Undesignated hedges
Foreign exchange risk(1)	213	118	—	—	1	—
Total	$3,517	$3,286	$51	$103	$234	$235

(1)In Other Current Assets and Accrued Liabilities.
(2)In Other Assets and Other Liabilities.
(3)As of September 26, 2026, the Company recorded $9 million within Other Current Assets, $20 million within Other Assets, $1 million within Accrued Liabilities and $197 million within Other Liabilities. As of June 27, 2026, the Company recorded $7 million within Other Current Assets, $64 million within Other Assets, $2 million within Accrued Liabilities and $219 million within Other Liabilities.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following tables provide the pretax impact of gains and losses from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements as of September 26, 2026 and September 27, 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
	September 26, 2026	September 27, 2025
	(millions)
Designated as cash flow hedges
Foreign exchange risk	$(7)	$18
Designated as net investment hedges
Foreign exchange risk	(20)	51
Designated as fair value hedges
Foreign exchange risk	2	—
Total	$(25)	$69

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Statement of Operations Classification	Three Months Ended
		September 26, 2026	September 27, 2025
		(millions)
Designated as cash flow hedges
Foreign exchange risk	Cost of Sales	$3	$3
Designated as net investment hedges
Foreign exchange risk	Interest income (expense)	7	4
Total hedges		$10	$7

	Amount of Net Gain (Loss) Recognized in Income
		Three Months Ended
	Statement of Operations Classification	September 26, 2026	September 27, 2025
		(millions)
Designated as fair value hedges
Foreign exchange risk
Derivative designated as hedging instrument	Other income (expense)	$—	$—
Amount excluded from hedge effectiveness	Other income (expense)	—	—
Interest rate risk
Hedged Item	Interest income (expense)	23	—
Derivative designated as hedging instrument	Interest income (expense)	(23)	—
Amount excluded from hedge effectiveness	Interest income (expense)	—	—
Designated as net investment hedges
Foreign exchange risk
Amount excluded from hedge effectiveness(1)	Interest income (expense)	9	7
Total hedges		$9	$7

(1)Includes $7 million and $4 million, respectively, attributable to excluded components recorded in AOCI and reclassified into income during the three months ended September 26, 2026 and September 27, 2025.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 26, 2026	September 27, 2025
	(millions, except per share data)
Net income (loss)	$360	$275

Weighted-average basic shares	199.3	207.6
Dilutive securities:
Effect of dilutive securities	5.2	7.9
Weighted-average diluted shares	204.5	215.5

Net income (loss) per share:
Basic	$1.81	$1.32
Diluted	$1.76	$1.28
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 26, 2026 and September 27, 2025, there were 0.5 million and 0.6 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	September 26, 2026	September 27, 2025(1)
	(millions)
Share-based compensation expense	$31	$24
Income tax benefit related to share-based compensation expense	6	4

(1)During the three months ended September 27, 2025, the Company incurred $1 million of share-based compensation expense related to the modification of award terms in connection with the sale of the Stuart Weitzman Business and $1 million of share-based compensation expense related to its Organizational Efficiency Costs.
Stock Options
A summary of stock option activity during the three months ended September 26, 2026 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 27, 2026	3.8
Granted	0.2
Exercised	(0.2)
Forfeited or expired	—
Outstanding at September 26, 2026	3.8
The weighted-average grant-date fair value of options granted during the three months ended September 26, 2026 and September 27, 2025 was $47.77 and $36.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 26, 2026	September 27, 2025
Expected term (years)	4.9	5.0
Expected volatility	41.4%	41.5%
Risk-free interest rate	4.4%	3.9%
Dividend yield	1.4%	1.4%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 26, 2026 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 27, 2026	3.3
Granted	0.6
Vested	(1.4)
Forfeited	(0.1)
Non-vested at September 26, 2026	2.4
The weighted-average grant-date fair value of share awards granted during the three months ended September 26, 2026 and September 27, 2025 was $128.88 and $99.83, respectively.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 26, 2026 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 27, 2026	1.0
Granted	0.2
Change due to performance condition achievement	0.3
Vested	(0.7)
Forfeited	—
Non-vested at September 26, 2026	0.8
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 26, 2026 and September 27, 2025 was $145.88 and $111.74, respectively.
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 26, 2026	June 27, 2026
	(millions)
Current Debt:
Commercial Paper Borrowings	$200	$—
4.125% Senior Notes due 2027	397	—
Total Current Debt	$597	$—

Long-Term Debt:
4.125% Senior Notes due 2027	$—	$397
5.100% Senior Notes due 2030	750	750
3.050% Senior Notes due 2032	500	500
5.500% Senior Notes due 2035	750	750
Total long-term debt	$2,000	$2,397
Less: Unamortized discount and debt issuance costs on senior notes	(15)	(16)
Less: Fair value basis adjustment(1)	(25)	(2)
Total long-term debt, net	$1,960	$2,379

(1)Basis adjustment relates to the fair value hedge on a portion of the 5.500% Senior Notes due 2035. Refer to Note 8, "Derivative Instruments and Hedging Activities," for further information.
During the three months ended September 26, 2026 and September 27, 2025, the Company recognized interest expense on outstanding debt of $29 million and $30 million, respectively.

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
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
Borrowings under the Amended Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). There were no outstanding borrowings on the Amended Revolving Credit Facility as of September 26, 2026.
Senior Notes
On December 11, 2024, the Company issued $1.50 billion of senior unsecured notes, consisting of $750 million aggregate principal amount of 5.100% senior unsecured notes due March 11, 2030 at 99.876% of par (the “5.100% Senior Notes due 2030”) and $750 million aggregate principal amount of 5.500% senior unsecured notes due March 11, 2035 at 99.864% of par (the “5.500% Senior Notes due 2035”, together with the 5.100% Senior Notes due 2030, the "2030 and 2035 Senior Notes"). The Company pays interest semi-annually on the 2030 and 2035 Senior Notes on March 11 and September 11 of each year, which commenced on September 11, 2025.
In June 2017, the Company issued $600 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "4.125% Senior Notes due 2027"). In December 2021, the Company completed a cash tender offer for $203 million of the outstanding aggregate principal amount under its 4.125% Senior Notes due 2027. In addition, in December 2021, the Company issued $500 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "3.050% Senior Notes due 2032").
Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. During the three months ended September 26, 2026, the Company issued notes under the Commercial Paper Program with original maturities less than three months. As of September 26, 2026, the Company had $200 million of borrowings outstanding under the Commercial Paper Program with a weighted average interest rate of 4.221%.
China Credit Facility
On May 20, 2024, the Company entered into a short-term credit facility (“China Credit Facility”) with Citibank, which may be used to fund general working capital needs, not to exceed 12 months, and is subject to annual renewal. The China Credit Facility provides the Company with a maximum facility amount of up to RMB 250 million (approximately $37 million), which includes a loan of up to RMB 85 million (approximately $13 million), a bank guarantee facility of up to RMB 15 million (approximately $2 million) and accounts payable financing of up to RMB 150 million (approximately $22 million). Borrowings under the China Credit Facility bear interest at rates based on the People’s Bank of China Loan Prime Rate plus an applicable margin, as determined at the time of each drawdown. As of September 26, 2026, the Company had no borrowings outstanding under the China Credit Facility.

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
Under the Amended Revolving Credit Facility, we are required to comply on a quarterly basis with a maximum net leverage ratio of 4.00:1.00, which may be increased to 4.50:1.00 following the consummation of a material acquisition, subject to certain limitations set forth in the Amended Revolving Credit Facility. As of September 26, 2026, we were in compliance with these restrictions and covenants, have met such financial ratios and have met all debt payment obligations.
Fair Value Considerations
The following table shows the estimated fair values of the senior unsecured notes at September 26, 2026 and June 27, 2026 based on external pricing data, including available quoted market prices of the instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy:

	September 26, 2026	June 27, 2026
	(millions)
4.125% Senior Notes due 2027	$394	$395
5.100% Senior Notes due 2030	736	757
3.050% Senior Notes due 2032	435	454
5.500% Senior Notes due 2035	716	758

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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 26, 2026 and June 27, 2026:

	Level 1		Level 2
	September 26, 2026	June 27, 2026	September 26, 2026	June 27, 2026
	(millions)
Assets:
Cash equivalents(1)	$70	$107	$—	$—
Short-term investments:
Commercial paper(2)	—	—	58	66
Government securities - U.S.(2)	18	18	—	—
Corporate debt securities - U.S.(2)	—	—	74	65
Other	—	—	33	28
Derivative assets:
Inventory-related instruments(3)	—	—	21	31
Net investment hedges(3)	—	—	29	71
Intercompany loans and payables(3)	—	—	1	—
Interest rate hedge instruments(3)	—	—	—	1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	9	9
Net investment hedges(3)	—	—	198	221
Intercompany loans and payables(3)	—	—	2	2
Interest rate hedge instruments(3)	—	—	25	3

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

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value, considering market participant assumptions. The Company determines the fair values of these assets based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of future discounted cash flows based on historical experience, current trends, market conditions and performance expectations.
There were no impairment charges recorded during the three months ended September 26, 2026 and September 27, 2025.
13. INCOME TAXES
The Company's effective tax rate for the three months ended September 26, 2026 was 12.5%, as compared to 13.8% for the three months ended September 27, 2025. The decrease in effective tax rate for the three months ended September 26, 2026 as compared to the three months ended September 27, 2025 was primarily attributable to the geographical mix of earnings.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $40 million and $38 million outstanding at September 26, 2026 and June 27, 2026, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duties, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of September 26, 2026 related to debt repayments. Refer to Note 11, "Debt," for further information.
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
The following table summarizes net sales, significant expenses and operating profit (loss) of each of the Company's segments and reconciliation to the Company's Income (loss) before provision for income taxes for the three months ended September 26, 2026 and September 27, 2025:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Three Months Ended September 26, 2026
Net sales	$1,661	$233	$—	$1,894
Cost of sales(2)	325	81	—	406
Selling, general and administrative expenses(2)	746	172	—	918
Total segment operating profit (loss)	$590	$(20)	$—	$570
Unallocated corporate expenses(3)				146
Unallocated other charges, net(4)				13
Income (loss) before provision for income taxes				$411

Three Months Ended September 27, 2025
Net sales	$1,430	$260	$15	$1,705
Cost of sales(2)	304	93	7	404
Selling, general and administrative expenses(2)	639	161	9	809
Total segment operating profit (loss)	$487	$6	$(1)	$492
Unallocated corporate expenses(3)				164
Unallocated other charges, net(4)				9
Income (loss) before provision for income taxes				$319

(1)    During the three months ended September 27, 2025, Stuart Weitzman Net sales, Cost of sales and Selling, general and administrative expenses represent results for the period prior to the sale on August 4, 2025. As a result of the sale, the Company determined it had two reportable segments on a prospective basis. Refer to Note 5, "Acquisitions and Divestitures," for further information.
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
(4)    Includes Interest expense, net and Other expense (income).

TAPESTRY, INC.
Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes depreciation and amortization expense of each of the Company's segments for the three months ended September 26, 2026 and September 27, 2025:

	Three Months Ended
	September 26, 2026	September 27, 2025(3)
	(millions)
Depreciation and amortization expense(1):
Coach	$27	$21
Kate Spade	6	7
Total segment depreciation and amortization expense	33	28
Unallocated corporate(2)	7	11
Total Depreciation and amortization expense	$40	$39

(1)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(2)    Unallocated corporate, which is not a reportable segment, represents certain depreciation and amortization costs that are not directly attributable to a segment.
(3)    For the three months ended September 27, 2025, depreciation and amortization expense includes $1 million of costs in connection with the sale of the Stuart Weitzman Business recorded within Unallocated corporate and $1 million of costs related to the Company's organizational efficiency efforts recorded within Unallocated corporate.

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
•Global Economic Conditions and Industry Trends. This section includes a discussion of global economic conditions and industry trends that affect comparability that are important in understanding results of operations and financial condition, and in anticipating future trends.
•Results of Operations. An analysis of our results of operations in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026.
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
•Critical Accounting Policies and Estimates. This section includes any material changes or updates to critical accounting policies or estimates since the Annual Report on Form 10-K for fiscal 2026.
OVERVIEW
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
•Fuel Fashion Innovation & Product Excellence: The Company aims to lead with handbags and leathergoods with targeted lifestyle expansion in footwear.
•Deliver Compelling Experiences to Drive Global Growth: The Company aims to sustain growth in North America and accelerate momentum in international markets, prioritizing Greater China and Europe.
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
During the first quarter of fiscal 2027, the macroeconomic environment remained challenging and volatile. While certain organizations that monitor the global economy continue to forecast growth, these projections remain subject to uncertainty. Continued trade tensions, financial market volatility, elevated interest rates, inflationary pressure and ongoing geopolitical instability continue to pose risks to economic growth and consumer spending.
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
On February 20, 2026, the U.S. Supreme Court ruled that tariffs collected under the International Emergency Economic Powers Act ("IEEPA") were invalid. The U.S. Court of International Trade ("CIT") subsequently ordered refunds for qualifying customs entries, including applicable interest. U.S. Customs and Border Protection ("CBP") established a phased administrative process for submitting refund claims for certain IEEPA tariffs. The Company paid approximately $117 million in IEEPA tariffs. During the fourth quarter of fiscal 2026, the Company received cash refunds related to the previously paid IEEPA tariffs of $2 million which was recognized as a reduction to Cost of sales. In addition, as of June 27, 2026, the Company applied the loss recovery model and determined that the receipt of the remaining refunds of the previously paid but not received IEEPA tariffs was probable. The Company estimated the amount of the probable refund to be $115 million, of which $96 million was recognized as a reduction to Cost of sales, $10 million was recorded as Accrued liabilities and $9 million was applied as a reduction to tariffs that remained in Inventory. During the first quarter of fiscal 2027, the Company collected substantially all the cash related to the tariff refund. The Company also received $4 million of related interest which was recorded as a reduction to Selling, general and administrative expenses and recognized $9 million as a reduction of Cost of sales related to tariffs included in Inventory as of June 27, 2026. Collectively, these items resulted in a $13 million benefit to Operating income during the first quarter of fiscal 2027.
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
Conflict in the Middle East
The conflict in the Middle East, which began during the third quarter of fiscal 2026, has contributed to heightened geopolitical uncertainty, including impacts to global supply chains and energy prices. The Company does not have directly operated stores in the Middle East and has a minimal distributor business, which represented less than 1% of the Company’s total Net sales for fiscal 2026. While the Company has not experienced a material impact to its operations or financial results to date, the Company continues to closely monitor developments and their potential macroeconomic effects on its business, including from global supply chain disruptions, increased transportation and energy costs, and changes in consumer sentiment and spending in the Middle East and other geographies across the globe.
Foreign Exchange Impact
In the first quarter of fiscal 2027, the U.S. Dollar continued to fluctuate as compared to foreign currencies in regions where we conduct our business. This trend has resulted in impacts to our business including, but not limited to, for the three months ended September 26, 2026, increased Net sales by $1 million and positively impacted gross margin and operating margin by approximately 20 basis points and 10 basis points, respectively.

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
We continue to monitor these global economic conditions and industry trends in order to evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended June 27, 2026.

RESULTS OF OPERATIONS
FIRST QUARTER FISCAL 2027 COMPARED TO FIRST QUARTER FISCAL 2026
The following table summarizes results of operations for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 26, 2026		September 27, 2025		Variance
	(millions, except per share data)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Net sales	$1,894	100.0%	$1,705	100.0%	$189	11.1%
Gross profit	1,488	78.6	1,301	76.3	187	14.4
SG&A expenses	1,064	56.2	973	57.0	91	9.4
Operating income (loss)	424	22.4	328	19.3	96	29.3
Interest expense, net	13	0.7	13	0.8	—	(0.9)
Other expense (income)	—	—	(4)	(0.2)	4	NM
Income (loss) before provision for income taxes	411	21.7	319	18.7	92	29.1
Provision (benefit) for income taxes	51	2.7	44	2.6	7	17.0
Net income (loss)	360	19.0	275	16.1	85	31.0
Net income (loss) per share:
Basic	$1.81		$1.32		$0.49	36.5
Diluted	$1.76		$1.28		$0.48	38.0

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2027 and fiscal 2026 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Quarter Fiscal 2027 Items

	Three Months Ended September 26, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Distribution Network Optimization Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$590	$—	$590
Kate Spade	(20)	(14)	(6)
Corporate	(146)	(1)	(145)
Operating income (loss)	$424	$(15)	$439

Net income (loss)	$360	$(11)	$371
Net income (loss) per diluted common share	$1.76	$(0.06)	$1.82
In the first quarter of fiscal 2027, the Company incurred charges as follows:
•Distribution Network Optimization Costs - Total pre-tax charges of $15 million primarily related to costs to transition from our Ohio fulfillment center to a third-party facility in Pennsylvania.
These actions negatively impacted operating income by $15 million and reduced the provision for income tax by $4 million resulting in a net decrease in net income of $11 million or $0.06 per diluted share.
Supplemental Segment Data

	Three Months Ended September 26, 2026
	Items Affecting Comparability
	GAAP Basis (As Reported)	Distribution Network Optimization Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$1,336	$—	$1,336
Kate Spade	152	(2)	154
Gross Profit	$1,488	$(2)	$1,490

Coach	$746	$—	$746
Kate Spade	172	12	160
Corporate	146	1	145
SG&A expenses	$1,064	$13	$1,051

First Quarter Fiscal 2026 Items

	Three Months Ended September 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	$487	$—	$(1)	$488
Kate Spade	6	—	—	6
Stuart Weitzman	(1)	(1)	—	—
Corporate	(164)	(14)	(10)	(140)
Operating income (loss)	$328	$(15)	$(11)	$354

Net income (loss)	$275	$(13)	$(9)	$297
Net income (loss) per diluted common share	$1.28	$(0.06)	$(0.04)	$1.38
In the first quarter of fiscal 2026, the Company incurred charges as follows:
•Acquisition and Divestiture Costs - Total pre-tax charges of $15 million related to the Stuart Weitzman divestiture primarily due to professional fees, severance costs as well as the Stuart Weitzman Operating loss for the period.
•Organizational Efficiency Costs - Total pre-tax charges of $11 million primarily related to technology costs and severance costs.
    These actions taken together negatively impacted operating income by $26 million and reduced the provision for income tax by $4 million resulting in a net decrease in net income by $22 million or $0.10 per diluted share.
Supplemental Segment Data

	Three Months Ended September 27, 2025
	Items Affecting Comparability
	GAAP Basis (As Reported)	Acquisition and Divestiture Costs	Organizational Efficiency Costs	Non-GAAP Basis (Excluding Items)
	(millions)
Coach	$639	$—	$1	$638
Kate Spade	161	—	—	161
Stuart Weitzman	9	9	—	—
Corporate	164	14	10	140
SG&A expenses	$973	$23	$11	$939

Tapestry, Inc. Summary – First Quarter of Fiscal 2027
Currency Fluctuation Effects
The change in Net sales for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Stuart Weitzman Business Divestiture
Effective in the first quarter of fiscal 2026, following the Stuart Weitzman Business Divestiture on August 4, 2025, the Company's reportable segments are Coach and Kate Spade. For the first quarter of fiscal 2026, prior to the completion of the sale on August 4, 2025, Stuart Weitzman Net sales were $15 million, Gross profit was $8 million and SG&A expenses were $9 million resulting in an Operating loss of $1 million. These results were considered as Items Affecting Comparability in the three months ended September 27, 2025.
Net Sales

	Three Months Ended		Variance
	September 26, 2026	September 27, 2025	Amount	%	Constant Currency Change
	(millions)
Coach	$1,661	$1,430	$231	16.1%	16.0%
Kate Spade	233	260	(27)	(10.4)	(9.9)
Stuart Weitzman	—	15	(15)	NM	NM
Total Tapestry	$1,894	$1,705	$189	11.1	11.0
Net sales in the first quarter of fiscal 2027 increased 11.1% or $189 million to $1.89 billion. Excluding the impact of the Stuart Weitzman Business and foreign currency, net sales increased by 12.0% or $203 million.
•Coach Net sales increased 16.1% or $231 million to $1.66 billion in the first quarter of fiscal 2027. Excluding the impact of foreign currency, Net sales increased 16.0% or $229 million. This increase in Net sales was primarily due to an increase of $144 million in DTC sales, mainly driven by North America, Greater China and Europe. The increase in net sales was also attributed to an $84 million increase in wholesale sales, mainly driven by international wholesale sales.
•Kate Spade Net sales decreased 10.4% or $27 million to $233 million in the first quarter of fiscal 2027. Excluding the impact of foreign currency, Net sales decreased 9.9% or $26 million. This decrease in Net sales was primarily due to a decrease of $17 million in DTC sales. The decrease in net sales was also attributed to a $9 million decrease in wholesale sales.
Gross Profit

	Three Months Ended
	September 26, 2026		September 27, 2025		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach	$1,336	80.5%	$1,126	78.8%	$210	18.7%
Kate Spade(1)	152	65.1	167	64.1	(15)	(9.0)
Stuart Weitzman	—	—	8	52.3	(8)	NM
Total Tapestry	$1,488	78.6	$1,301	76.3	$187	14.4
Gross profit increased 14.4% or $187 million to $1.49 billion in the first quarter of fiscal 2027 from $1.30 billion in the first quarter of fiscal 2026. Gross margin increased to 78.6% in the first quarter of fiscal 2027 from 76.3% in the first quarter of fiscal 2026. Excluding items affecting comparability, Gross margin increased 220 basis points to 78.7% in the first quarter of fiscal 2027 from 76.5% in the first quarter of fiscal 2026. The increase in Gross margin was primarily attributed to net pricing improvements, favorable net tariff impacts and favorable brand mix. Refer to "Global Economic Conditions and Industry Trends" for further information.

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
(1)Excluding items affecting comparability, Gross profit decreased 7.8% or $13 million to $154 million in the first quarter of fiscal 2027 as compared to $167 million in the first quarter of fiscal 2026. Gross margin increased 190 basis points to 66.0% in the first quarter of fiscal 2027 as compared to 64.1% in the first quarter of fiscal 2026.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	September 26, 2026		September 27, 2025		Variance
	(millions)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Coach(1)	$746	45.0%	$639	44.7%	$107	16.9%
Kate Spade(2)	172	73.8	161	61.9	11	6.8
Stuart Weitzman	—	—	9	59.3	(9)	NM
Corporate(3)(4)	146	NA	164	NA	(18)	(11.5)
Total Tapestry	$1,064	56.2	$973	57.0	$91	9.4
SG&A expenses increased 9.4% or $91 million to $1.06 billion in the first quarter of fiscal 2027 as compared to $973 million in the first quarter of fiscal 2026. As a percentage of net sales, SG&A expenses decreased to 56.2% during the first quarter of fiscal 2027 from 57.0% during the first quarter of fiscal 2026. Excluding items affecting comparability in the first quarter of fiscal 2027, SG&A expenses increased 12.0% or $112 million to $1.05 billion from $939 million in the first quarter of fiscal 2026. SG&A as a percentage of net sales decreased 10 basis points to 55.5% compared to 55.6% during the first quarter of fiscal 2026. The decrease in SG&A as a percentage of net sales was primarily due to leverage of fixed costs on higher net sales and lower professional fees, partially offset by higher marketing spend and higher occupancy costs.
(1)Excluding items affecting comparability, SG&A expenses increased 17.1% or $108 million to $746 million in the first quarter of fiscal 2027 as compared to $638 million in the first quarter of fiscal 2026. SG&A as a percentage of net sales increased 40 basis points to 45.0% in the first quarter of fiscal 2027 as compared to 44.6% in the first quarter of fiscal 2026.
(2)Excluding items affecting comparability, SG&A expenses decreased 0.6% or $1 million to $160 million in the first quarter of fiscal 2027 as compared to $161 million in the first quarter of fiscal 2026. SG&A as a percentage of net sales increased 680 basis points to 68.7% in the first quarter of fiscal 2027 as compared to 61.9% in the first quarter of fiscal 2026.
(3)Excluding items affecting comparability, SG&A expenses increased 3.0% or $5 million to $145 million in the first quarter of fiscal 2027 as compared to $140 million in the first quarter of fiscal 2026.
(4)Corporate expenses, which are included within SG&A expenses discussed above, but are not directly attributable to a reportable segment.
Operating Income (Loss)

	Three Months Ended
	September 26, 2026		September 27, 2025		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$590	35.5%	$487	34.1%	$103	21.0%
Kate Spade	(20)	(8.7)	6	2.1	(26)	NM
Stuart Weitzman	—	—	(1)	(7.0)	1	NM
Corporate	(146)	NA	(164)	NA	18	11.5
Total Tapestry	$424	22.4	$328	19.3	$96	29.3

Operating income increased $96 million to $424 million in the first quarter of fiscal 2027 as compared to $328 million in the first quarter of fiscal 2026. Operating margin increased to 22.4% in the first quarter of fiscal 2027 as compared to 19.3% in the first quarter of fiscal 2026. Excluding items affecting comparability, operating income increased $85 million to $439 million in the first quarter of fiscal 2027 from $354 million in the first quarter of fiscal 2026. Operating margin increased approximately 230 basis points to 23.2% in the first quarter of fiscal 2027 as compared to 20.9% in the first quarter of fiscal 2026. The increase in operating margin was primarily attributed to a 220 basis point increase in Gross margin and a 10 basis point decrease in SG&A as a percentage of sales.
•Coach Operating Income increased $103 million to $590 million in the first quarter of fiscal 2027. Operating margin increased to 35.5% in the first quarter of fiscal 2027 as compared to 34.1% in the first quarter of fiscal 2026. Excluding items affecting comparability, operating income increased $102 million to $590 million in the first quarter of fiscal 2027 from $488 million in the first quarter of fiscal 2026; and operating margin increased 130 basis points to 35.5% in the first quarter of fiscal 2027 as compared to 34.2% in the first quarter of fiscal 2026. This increase in operating margin was primarily attributed to:
◦Gross margin, increased 170 basis points mainly due to net pricing improvements and favorable net tariff impacts;
◦SG&A expenses as a percentage of net sales, increased 40 basis points mainly due to higher marketing spend, higher occupancy costs, partially offset by leverage of fixed costs on higher net sales.
•Kate Spade Operating Loss increased $26 million to a loss of $20 million in the first quarter of fiscal 2027. Operating margin decreased to (8.7)% in the first quarter of fiscal 2027 as compared to 2.1% in the first quarter of fiscal 2026. Excluding items affecting comparability, operating loss increased $12 million to a loss of $6 million in the first quarter of fiscal 2027 from Operating income of $6 million in the first quarter of fiscal 2026; and operating margin decreased 490 basis points to (2.7)% in the first quarter of fiscal 2027 as compared to 2.2% in the first quarter of fiscal 2026. This decrease in operating margin was primarily attributed to:
◦Gross margin, increased 190 basis points mainly due to favorable net tariff impacts and net pricing improvements;
◦SG&A expenses as a percentage of net sales, increased 680 basis points mainly driven by higher marketing spend and deleverage of fixed costs on lower net sales.
•Corporate Operating Expenses decreased 11.5% or $18 million to $146 million in the first quarter of fiscal 2027. Excluding items affecting comparability, Corporate operating expenses as a percentage of net sales decreased 70 basis points to 7.6% in the first quarter of fiscal 2027 as compared to 8.3% in the first quarter of fiscal 2026; and operating expenses increased $5 million to $145 million from $140 million in the first quarter of fiscal 2026. The increase in operating expenses was primarily due to higher compensation costs, partially offset by lower professional fees.
Interest Expense, net
Net interest expense remained even at $13 million in the first quarter of fiscal 2027 and the first quarter of fiscal 2026.
Other Expense (Income)
Other income decreased $4 million to other expense of less than $1 million in the first quarter of fiscal 2027 as compared to Other income of $4 million in the first quarter of fiscal 2026. This decrease in other income was related to a decrease in foreign exchange gains.
Provision (Benefit) for Income Taxes
The effective tax rate was 12.5% in the first quarter of fiscal 2027 as compared to 13.8% in the first quarter of fiscal 2026. Excluding items affecting comparability, the effective tax rate was 12.7% in the first quarter of fiscal 2027 as compared to 13.7% in the first quarter of fiscal 2026. The decrease in effective tax rate was primarily attributable to the geographical mix of earnings.
Net Income (Loss)
Net income increased 31.0% or $85 million to $360 million in the first quarter of fiscal 2027 as compared to $275 million in the first quarter of fiscal 2026. Excluding items affecting comparability, net income increased $74 million to $371 million in the first quarter of fiscal 2027 from $297 million in the first quarter of fiscal 2026.

Net Income (Loss) per Share
Net income per diluted share was $1.76 in the first quarter of fiscal 2027 as compared to net income per diluted share of $1.28 in the first quarter of fiscal 2026. Excluding items affecting comparability, net income per diluted share increased $0.44 to $1.82 in the first quarter of fiscal 2027 from $1.38 in the first quarter of fiscal 2026, primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The Company presents certain non-GAAP measures, including segment operating income (loss), segment SG&A expenses, segment gross profit, SG&A expense ratio, operating margin, Operating Income (loss), Provision for income taxes, Net income (loss) and Net Income (loss) per diluted common share, which exclude items affecting comparability.
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

FINANCIAL CONDITION
Cash Flows

	Three Months Ended
	September 26, 2026	September 27, 2025	Change
	(millions)

Net cash provided by (used in) operating activities	$197	$113	$84
Net cash provided by (used in) investing activities	(53)	69	(122)
Net cash provided by (used in) financing activities	(526)	(551)	25
Effect of exchange rate changes on cash and cash equivalents	6	(12)	18
Net increase (decrease) in cash and cash equivalents	$(376)	$(381)	$5
The Company’s cash and cash equivalents decreased by $376 million in the first quarter of fiscal 2027 as compared to a decrease of $381 million in the first quarter of fiscal 2026, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $84 million primarily due to higher net income of $85 million, changes in operating assets and liabilities of $38 million, partially offset by lower impact of non-cash adjustments of $39 million.
The $38 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Other assets was a source of cash of $110 million in the first quarter of fiscal 2027 compared to a use of cash of $54 million in the first quarter of fiscal 2026, primarily driven by collection in the current year of IEEPA and tax refunds.
•Inventory was a use of cash of $222 million in the first quarter of fiscal 2027 compared to a use of cash of $161 million in the first quarter of fiscal 2026, primarily driven by increased inventory purchases for Coach to support sales growth.
•Accounts receivable were a use of cash of $106 million in the first quarter of fiscal 2027 compared to a use of cash of $46 million in the first quarter of fiscal 2026, primarily driven by an increase in wholesale sales at Coach.
Net cash provided by (used in) investing activities
Net cash used in investing activities in the first quarter of fiscal 2027 was $53 million as compared to a source of cash of $69 million in the first quarter of fiscal 2026, resulting in a $122 million decrease in net cash provided by investing activities.
The $53 million use of cash in the first quarter of fiscal 2027 was primarily due to purchases of property and equipment of $48 million and purchases of investments of $21 million, partially offset by proceeds from maturities and sales of investments of $16 million.
The $69 million source of cash in the first quarter of fiscal 2026 was primarily due to proceeds from the divestiture of the Stuart Weitzman business of $109 million, partially offset by purchases of property and equipment of $32 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $526 million in the first quarter of fiscal 2027 as compared to a use of cash of $551 million in the first quarter of fiscal 2026, resulting in a net decrease in use of cash for financing activities of $25 million.
The $526 million of cash used in the first quarter of fiscal 2027 was primarily due to repurchase of common stock of $603 million.
The $551 million of cash used in the first quarter of fiscal 2026 was primarily due to repurchase of common stock of $698 million, partially offset by proceeds from commercial paper, net of $240 million.
Effect of exchange rate changes on cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents was $6 million in the first quarter of fiscal 2027 as compared to $(12) million in the first quarter of fiscal 2026.

Working Capital and Capital Expenditures
The following table presents our financial condition as of September 26, 2026 and June 27, 2026:

	September 26, 2026	June 27, 2026	Change
	(millions)
Cash and cash equivalents(1)	$599	$975	$(376)
Short-term investments(1)	183	177	6
Current debt(2)	(597)	—	(597)
Long-term debt(2)	(1,960)	(2,379)	419
Total	$(1,775)	$(1,227)	$(548)

(1)    As of September 26, 2026, approximately 67% of our cash and short-term investments were held outside the United States.
(2)    Refer to Note 11, "Debt" for discussion of the carrying values of our debt.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our cash and cash equivalents and short-term investments, availability under our credit facilities, and other available financing options.
The following table presents the total availability, borrowings outstanding and remaining availability under our credit facilities as of September 26, 2026:

	Total Availability	Borrowings Outstanding	Remaining Availability
	(millions)
Amended Revolving Credit Facility and Commercial Paper Program(1)(2)	$2,000	$200	$1,800
China Credit Facility(1)(3)	37	—	37

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
We believe that our Amended Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of September 26, 2026, there were 18 financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 10%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
We have the ability to draw on our credit facilities or access other financing options available to us in the credit and capital markets for, among other things, acquisition or integration-related costs, our restructuring initiatives, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
Management believes that existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, other contractual obligations and payment of anticipated quarterly dividends for at least the next twelve months and the foreseeable future thereafter.
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources.

Commercial Paper Program
On July 24, 2025, the Company entered into a commercial paper borrowing program (the "Commercial Paper Program") that provides for the issuance of up to $2.00 billion of unsecured commercial paper notes with maturities up to 365 days. Borrowings under the Commercial Paper Program are supported by the Amended Revolving Credit Facility and may be used to support the Company's general corporate needs. The aggregate amount of borrowings outstanding under the Commercial Paper Program and Amended Revolving Credit Facility will not exceed $2.00 billion. During the three months ended September 26, 2026, the Company issued notes under the Commercial Paper Program with original maturities less than three months. As of September 26, 2026, the Company had $200 million of borrowings outstanding under the Commercial Paper Program with a weighted average interest rate of 4.221%.
IEEPA Tariff Refund
On February 20, 2026, the U.S. Supreme Court ruled that tariffs collected under the IEEPA were invalid. The CIT subsequently ordered refunds for qualifying customs entries, including applicable interest. CBP established a phased administrative process for submitting refund claims for certain IEEPA tariffs.
During the fourth quarter of fiscal 2026, the Company received cash refunds related to the previously paid IEEPA tariffs of $2 million which was recognized as a reduction to Cost of sales. In addition, as of June 27, 2026, the Company applied the loss recovery model and determined that the receipt of the remaining refunds of the previously paid IEEPA tariffs was probable. The Company estimated the amount of the probable refund to be $115 million, of which $96 million was recognized as a reduction to Cost of sales, $10 million was recorded as Accrued liabilities and $9 million was applied as a reduction to tariffs that remained in Inventory. During the first quarter of fiscal 2027, the Company collected substantially all the cash related to the tariff refund.
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
Capital Expenditures
During the three months ended September 26, 2026, capital expenditures and cloud computing implementation costs were $55 million. The Company expects total fiscal 2027 capital expenditures and cloud computing costs to be approximately $300 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Stock Repurchase Plan
2026 Share Repurchase Program
On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"). During the three months ended September 26, 2026, the Company repurchased $600 million of common stock. As of September 26, 2026, the Company had $1.29 billion of remaining repurchase authorization under the 2026 Share Repurchase Program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's significant accounting policies are described in Note 3 to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2026. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2026. As of September 26, 2026, there have been no material changes to any of the critical accounting policies.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand intangible asset as of the fiscal 2026 testing date exceeded their respective carrying values by approximately 30%. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including the optimization of the store fleet productivity, the success of international expansion strategies, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors, the reception of new collections in all business channels and other initiatives aimed at increasing profitability of the business. If profitability trends decline during fiscal 2027 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the Company's market risk or the way the Company manages these exposures as set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026. Refer to Note 8, "Derivative Instruments and Hedging Activities," and Note 11, "Debt," included in Part I of this Form 10-Q for additional information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2027 that were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 14, "Commitments and Contingencies," in the accompanying condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
Refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the Company's purchases of shares of common stock during the first quarter of fiscal 2027 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
June 28, 2026 - August 1, 2026	1,043,715	$143.72	1,043,715	$1,739
August 2, 2026 - August 29, 2026	1,533,437	136.95	1,533,437	1,529
August 30, 2026 - September 26, 2026	2,040,528	117.62	2,040,528	1,289
Total	4,617,680		4,617,680

(1)    On September 10, 2025, the Company announced that the Board authorized the Company to repurchase up to $3.00 billion of its outstanding common stock (the "2026 Share Repurchase Program"). Purchases of the Company's common stock under this program were executed through open market purchases, including through purchase agreements under Rule 10b5-1.
ITEM 5. OTHER INFORMATION
During the quarter ended September 26, 2026, there was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by our directors and officers.
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
Dated: November 5, 2026